Form 10-K
ENSERCH EXPLORATION INC
filed 1995-03-30
CIK 931006

==================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
    (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended December 31, 1994
                                    OR
    (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from          to

                      Commission file number 1-11413

                         ENSERCH EXPLORATION, INC.

               Texas                             75-2556975
   (State or other jurisdiction               (I.R.S. Employer
 of incorporation or organization)            Identification No.)

       4849 Greenville Avenue
             Suite 1500
            Dallas, Texas                           75206
(Address of principal executive office)           (Zip Code)

Registrant's Telephone Number, Including Area Code - (214) 987-7878

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        Name of Each Exchange
     Title of Each Class                 on which Registered
     -------------------                ---------------------

Common Stock ($1.00 par value)          New York Stock Exchange

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (_)

     Aggregate market value of the voting stock held by
nonaffiliates of the Registrant as of March 10, 1995:  $8,048,140

     Shares of the Registrant's Common Stock outstanding as of March 10, 1995: 104,609,242

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

                DOCUMENTS INCORPORATED BY REFERENCE:  NONE
==================================================================

                                 FORM 10-K

                               ANNUAL REPORT
                For the Fiscal Year Ended December 31, 1994

                             TABLE OF CONTENTS
                                                                       Page
                                  PART I

ITEM  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
               Gulf of Mexico. . . . . . . . . . . . . . . . . . . . . . .1
               Onshore . . . . . . . . . . . . . . . . . . . . . . . . . .2
               Competition . . . . . . . . . . . . . . . . . . . . . . . .3
               Regulation. . . . . . . . . . . . . . . . . . . . . . . . .3

ITEM  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .4

ITEM  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .7

ITEM  4.  Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . . . .7

                                  PART II

ITEM  5.  Market for the Registrant's Common Equity
          and Related Stockholder Matters. . . . . . . . . . . . . . . .  7

ITEM  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . .  7

ITEM  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . .  7

ITEM  8.  Financial Statements and Supplementary Data. . . . . . . . . .  7

ITEM  9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . . . .  7

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant . . . . . .  8
               Committees of the Board of Directors. . . . . . . . . . .  9
               Director Compensation . . . . . . . . . . . . . . . . . .  9

ITEM 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . .  9
               Employee Benefit Plans. . . . . . . . . . . . . . . . . .. 9
ITEM 12.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . . . . 10
               Stock Ownership of Certain Beneficial Owners. . . . . . . 10
               Stock Ownership of Management and Board of Directors. . . 11
ITEM 13.  Certain Relationships and Related Transactions . . . . . . . . 11

                                  PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . 13
APPENDIX A  Financial Information. . . . . . . . . . . . . . . . . . . .A-1



































                                  PART I

ITEM 1.   Business

     Enserch Exploration, Inc. ("EEX" or the "Company") is a newly formed publicly traded Texas corporation engaged in the exploration for and the development, production and marketing of natural gas and crude oil throughout Texas, offshore in the Gulf of Mexico, onshore in the Gulf Coast and Rocky Mountain areas and in various other areas in the United States. Activities include geological and geophysical studies; acquisition of gas, oil and mineral leases; drilling of exploratory wells; development and operation of producing properties; acquisition of interests in developed or partially developed properties; and the marketing of natural gas, crude oil and condensate.

     EEX's gas and oil operations represent the domestic gas and oil business of ENSERCH Corporation ("ENSERCH"). During 1994, these operations were conducted primarily through Enserch Exploration Partners, Ltd. ("EP"), a limited partnership in which a minority interest (less than 1%) was held by the public. At year-end 1994, pursuant to a plan for the reorganization of EP ("Reorganization"), EEX, through a series of transactions, acquired all of the operating properties of EP from EP's 99%-owned operating partnership, EP Operating Limited Partnership ("EPO"), in exchange for shares of EEX common stock. On December 30, 1994, the Reorganization was consummated, EP was dissolved, and the EEX common stock held by EP was distributed to EP's limited and general partners in accordance with their partnership interests. In this report, "EEX" or the "Company" is used to refer to either EEX or EP, or both, when a distinction is not required.

     In connection with the Reorganization, Enserch Exploration Holdings, Inc. ("EEH")(named Enserch Exploration, Inc. and the Managing General Partner of EP prior to the Reorganization), received EP's interests in and assumed EP's obligations under certain equipment lease arrangements relative to the Garden Banks Block 388 project and the Mississippi Canyon Block 441 project, with the equipment being simultaneously subleased to EEX. ENSERCH affiliates also assumed approximately $395 million principal amount of EP's indebtedness, plus accrued interest. Upon the liquidation of EP and distribution of EEX common stock, public unitholders of EP received 805,914 shares of EEX common stock (.77%) and ENSERCH and its affiliates received 103,775,328 shares (99.23%) of EEX's 104,581,242 shares then outstanding. EEX common stock is listed on the New York Stock Exchange under the symbol "EEX".

     Production offices are maintained in Dallas, Houston, Athens, Bridgeport, Longview and Midland, Texas. At December 31, 1994, EEX had 373 employees, including 34 geologists, 20 geophysicists and 18 land representatives who investigate prospective areas, generate drilling prospects, review submitted prospects and acquire leasehold acreage in prospective areas. In addition, EEX maintains a staff of 55 engineers and 45 technologists who plan and supervise the drilling and completion of wells, evaluate prospective gas and oil reservoirs, plan the development and management of fields and manage the daily production of gas and oil.

     Variable-priced natural-gas sales, which include monthly and long-term sales contracts, covered about 75% of 1994 natural-gas sales. Approximately 80% of EEX's natural-gas sales volumes (75% of gas revenues) for the year ended December 31, 1994 was sold to affiliated companies. Effective March 1, 1993, Enserch Gas Company, an ENSERCH subsidiary, began marketing gas for EEX for all gas not covered under existing contracts. In 1994, approximately 14% of EEX's natural gas sales volumes (approximately 14% of total revenues) was sold to Lone Star Gas Company, a division of ENSERCH, under a fixed-price service contract. A loss of sales under this contract could have an adverse financial impact on the earnings of EEX to the extent that the price in effect under the contract at such time exceeds the price at which the gas may be sold by EEX to others. Affiliated purchasers do not have a preferential right to purchase natural gas produced by EEX other than under existing contracts.

     Sales data are set forth under "Selected Financial and Operating Data" included in Appendix A to this report.

     Following is a summary of EEX's exploration and development activity during 1994:

     Gulf of Mexico. Exploration in the Gulf of Mexico is an important part of EEX's exploratory program. A total of 14 leases (over 37,000 acres) were acquired in the Gulf of Mexico, primarily the result of the Central Gulf lease sale in April 1994. These leases were purchased based on prospects principally defined by three-dimensional ("3-D") seismic acquired before the lease sale. Typically, successful wells in the Gulf produce at high rates compared with onshore wells, which is important in increasing cash flow and improving the ratio of production to reserves. State-of-the-art technology, including specialized 3-D seismic processing and innovative production techniques, is being utilized to help achieve this objective.

     Mississippi Canyon Block 441, the first development project in the Gulf of Mexico that EEX has operated, is indicative of this approach. A 3-D seismic program, prior to field development, confirmed that the majority of the reservoir lies beneath a shipping fairway. A production program was developed that involved drilling highly deviated wells under the shipping fairway, subsea completing the deep-water wells and tying the wells back to a conventional shallow-water production platform using bundled flowlines. The high-angle wells required special gravel-pack completion techniques. After two years of production, the field has been essentially maintenance free. Production from the field, which declined from initial levels due to expected water encroachment, has stabilized and is expected to remain at current levels of some 35 million cubic feet ("MMcf") of natural gas and more than 150 barrels ("Bbls") of condensate per day for the foreseeable future. The 3-D seismic on Mississippi Canyon
Block 441 is being reprocessed, using depth migration and other state-of-the-art techniques to aid in the identification of deeper exploratory targets, which, if successfully drilled, could add to the field reserves. EEX has a 37.5% working interest in this project.

     Throughout 1994, work progressed on the conversion of a semisubmersible rig to a floating production facility for the development of the Garden Banks Block 388 unit. The majority of the modification work on the major structural components has been completed. The 24-slot subsea template has been installed, and the two 12-inch gas and oil gathering lines have been installed and connected to the shallow-water production facility located 54 miles away. Completion operations on the two pre-drilled wells commenced in early 1995 and should enable these wells to be brought on-stream when the floating facility is moored on location and the production riser is installed. The initial well was completed in mid-March and tested at rates which indicate that the well will likely flow at an initial daily rate of 6,000 barrels. The second well should be completed in mid-1995, followed by additional development drilling, with one such well expected to be completed in late 1995. Initial daily oil production rates from the second pre-drilled well is anticipated to be between 2,500 and 6,000 barrels.

     Under an agreement with Mobil Producing Texas and New Mexico Inc. ("Mobil"), an exploratory well was drilled in the third quarter of 1994 in EEX's Garden Banks unit on Block 387, approximately four miles from the discovery on Block 388. The well, drilled in 2,200 feet of water to a depth of 11,893 feet, encountered a total of 150 feet of oil pay in the two reservoirs and added significant incremental reserve potential to the development project. A delineation well will be drilled on Block 386 or 387 early in 1995. Subsea completions tied into the production facility on Block 388 will be utilized to produce these wells.

     Mobil has an option to acquire a 40% interest in the entire Garden Banks unit consisting of six blocks and in the unit's production system. To obtain that option, Mobil drilled the exploratory well on Block 387 and has conducted a new 3-D seismic survey over the unit to further assess the deeper horizons correlative to nearby prolific reserves and, to extend the original option, Mobil has paid additional consideration. EEX, which currently owns 100% of the project, will remain the operator.

     EEX has a 100% working interest in a successful exploratory sidetrack well on Green Canyon Block 254, which encountered more than 400 feet of net gas and oil pay below 12,000 feet. The well was an appraisal to a discovery well drilled in 1991 that encountered multiple sands with a combined thickness of more than 300 feet of net pay. Additional drilling is planned for the first half of 1995. EEX had a 25% working interest in prior work on this project before assuming operations and a 100% working interest in the sidetrack well. EEX also has a 25% working interest in three adjacent blocks. Efforts are underway to acquire additional interests in Block 254 and the adjacent blocks to raise EEX's interest.

     Onshore.    In 1994, the majority of developmental drilling
activity was focused in the Freestone, Boonsville and Fashing fields, all in Texas, where some new reserves were added by establishing production in zones that had not produced in the past. In Freestone, 12 successful wells were drilled. Initial potential tests have ranged from 1.4 to 2.6 MMcf of gas per day. In the Boonsville area, 13 wells were drilled and completed in 1994.
These include nine gas wells that had initial potentials averaging
0.8 MMcf of gas per day and four oil wells initially delivering an average of 76 barrels per day. In Fashing field, five wells were drilled in 1994, four of which have been completed, with initial deliveries averaging 1.7 MMcf of gas per day. Completion operations are in progress on the fifth well.

     A large portion of the development drilling and recompletion activity during the past several years has been in six major gas fields in East Texas. To offset the decline rate of hundreds of older wells, reworks, recompletions and development drilling are required, all of which are sensitive to product prices. In East Texas, the goal is to accelerate production while preserving or increasing reserves and net present value of the fields. EEX's East Texas proved reserves are currently estimated to be some 784 Bcf.

     In 1994, EEX and the Los Alamos National Laboratory joined in a first-time effort to use technology developed for energy and national defense in the field of natural-gas exploration. Joint goals are to employ more effective and efficient methods of recovery of resources, to increase reserves and to develop applied science that will be available to the entire natural-gas industry. The EEX/Los Alamos team is testing the extent to which producing formations have been drained by hydraulic fracturing in the Opelika gas field located in East Texas. Los Alamos scientists are deploying instrumentation to verify the extent of hydraulic fracturing in the producing Travis Peak formation. It may then be determined where additional fracturing can be used to release trapped gas, thereby maximizing the recovery of gas reserves. The data acquisition phase from the Opelika field has been completed, with significant microseismic activity detected in surrounding observation wells when the test well was hydraulically fractured. The computation phase of the project generated encouraging preliminary results regarding fracture orientation. Currently, Los Alamos' instrumentation is being modified to enhance the quality of acquired data to define fracture extent.

     Competition. Competition in the natural gas and oil exploration and production business is intense and present from a large number of firms of varying sizes and financial resources, some of which are much larger than EEX. Competition involves all aspects of marketing products (including terms, prices, volumes and length of contracts), terms relating to lease bonus and royalty arrangements, and the schedule of future development activity.

     Regulation. Environmental Protection Agency ("EPA") rules, regulations and orders affect the operations of EEX. EPA regulations promulgated under the Superfund Amendments and Reauthorization Act of 1986 require EEX to report on locations and estimates of quantities of hazardous chemicals used in EEX's operations. The EPA has determined that most gas and oil exploration and production wastes are exempt from the hazardous waste management requirements of the Resource Conservation Recovery Act. However, the EPA determined that certain exploration and production wastes resulting from the maintenance of production equipment and transportation are not exempt and must be managed and disposed of as hazardous waste. Also, regulations issued by the EPA under the Clean Water Act require a permit for "contaminated" stormwater discharges from exploration and production facilities.

     Many states have issued new regulations under authority of the Clean Air Act Amendments of 1990, and such regulations are in the process of being implemented. These regulations may require certain gas and oil related installations to obtain federally enforceable operating permits and may require the monitoring of emissions; however, the impact of these regulations on EEX is expected to be minor.

     Several states have adopted regulations on the handling, transportation, storage and disposal of naturally occurring radioactive materials that are found in gas and oil operations. Although applicable to certain EEX facilities, it is not believed that such regulations will materially impact current or future operations.

     The Oil Pollution Act of 1990 ("OPA 90") requires responsible parties to provide evidence of financial responsibility in the amount of $150 million to clean up oil spills into the navigable waters of the United States. The financial responsibility requirements apply to offshore facilities and possibly to onshore facilities in, on or under navigable waters. The Mineral Management Service ("MMS") is the agency charged with the administration and enforcement of OPA 90. The ultimate impact of the financial responsibility requirements cannot be determined until final regulations are issued by the MMS. Further Congressional action on these requirements is also possible, and the final MMS regulations could be challenged in court. The $150 million requirement will not become effective until regulations under OPA 90 are issued, probably in 1996. The insurance industry has indicated that insurance will not be available to evidence financial responsibility under OPA 90 as currently written. However, EEX has qualified as a self-insurer using the "identified assets" test under the current $35 million financial responsibility requirement using EEX's interest in Tri-Cities field as the identified assets. It is believed that EEX has sufficient assets to qualify as a self-insurer for $150 million under the identified assets test if the current self-insurance test is included in the OPA 90 regulations. It is unclear whether the new regulations will allow EEX to qualify as a self-insurer. Alternatively, EEX believes it could meet the current OPA 90 financial responsibility requirements by the purchase of a surety bond, although the cost of such bonds is generally much higher than insurance. The availability of surety bonds generally could also be affected by the requirements of the final MMS regulations.

     In the aggregate, compliance with federal and state environmental rules and regulations is not expected to have a material adverse effect on EEX's operations.

     The Railroad Commission of Texas regulates the production of natural gas and oil by EEX in Texas. Similar regulations are in effect in all states in which EEX explores for and produces natural gas and oil. These regulations generally require permits for the drilling of gas and oil wells and regulate the spacing of the wells, the prevention of waste, the rate of production and the prevention and cleanup of pollution and other materials.

ITEM 2.   Properties

     The following table sets forth a summary of certain information relating to EEX's gas and oil properties:

                                                 At December 31
                                 --------------------------------------------
                                 1994       1993      1992      1991     1990
                                 ----       ----      ----      ----     ----
Total Proved Developed and
   Undeveloped Reserves:
   Gas (Bcf)(1) . . . . .     1,041.7    1,085.5   1,100.4   1,167.3  1,223.2
   Oil (MMBbl)(1)(2). . .        46.1       38.2      37.9      38.0     28.7
Estimated Future Net Cash Flows
   from Proved Reserves
   (in millions). . . . .    $1,961.9   $1,988.8  $2,017.1  $2,061.1 $2,606.8
Present Value of Future Net Cash
   Flows from Proved Reserves
   (before income taxes and
   discounted at 10% per annum)
   (in millions). . . . .    $1,140.7   $1,102.4  $1,108.4  $1,060.4 $1,229.3

  -------------

  Note: Billion cubic feet ("Bcf"), million barrels ("MMBbl").
  (1) Estimated by DeGolyer and MacNaughton, independent petroleum consultants.
  (2) Includes oil, condensate and natural gas liquids attributable to leasehold interests.

     See "Financial Review - Capital Budget" included in Appendix A to this report for a discussion of EEX's 1995 capital spending program. In light of the recent lack of heating weather and lower gas prices, EEX is proceeding cautiously in implementing its capital spending program until the amount of future cash flows can be better ascertained. Announced 1995 capital expenditures of $155 million could be reduced by up to $25 million if cash flows fail to reach budgeted levels.

     During 1994, EEX filed Form EIA-23 with the Department of Energy reflecting reserve estimates for the year 1993. Such reserve estimates were not materially different from the 1993 reserve estimates reported in Note 7 of the Notes to Financial Statements included in Appendix A to this report.

    As of December 31, 1994, EEX owned leasehold interests or licenses in 17 states and offshore Texas and Louisiana as follows:

                              Gross Acres                   Net Acres (1)
                    -----------------------------  ---------------------------
                    Developed Undeveloped   Total  Developed Undeveloped Total
                    --------- -----------   -----  --------- ----------- -----
Alabama. . . . . .         75    13,409    13,484         37    2,916    2,953
Arkansas . . . . .               19,607    19,607              11,338   11,338
Colorado . . . . .     10,349    15,866    26,215      3,257   10,711   13,968
Idaho. . . . . . .               14,730    14,730              14,730   14,730
Kansas . . . . . .        400     8,717     9,117        200    4,512    4,712
Louisiana. . . . .      1,861    31,009    32,870        681   17,941   18,622
Mississippi. . . .      4,355    31,339    35,694      2,323   12,203   14,526
Montana. . . . . .      6,415    44,903    51,318      3,201   22,372   25,573
Nebraska . . . . .        160       480       640        160      480      640
Nevada . . . . . .               90,160    90,160              39,403   39,403
New Mexico . . . .      2,600     7,827    10,427      1,862    4,301    6,163
North Dakota . . .      1,560     6,776     8,336      1,246    4,005    5,251
Ohio . . . . . . .        102    14,950    15,052
Oklahoma . . . . .     32,366    18,280    50,646     17,730    9,396   27,126
Texas. . . . . . .    262,674   590,110   852,784    197,984  356,546  554,530
Utah . . . . . . .      3,719   109,742   113,461        533   54,081   54,614
Wyoming. . . . . .      3,558    54,559    58,117      1,641   43,565   45,206
U.S. Offshore. . .     56,800   272,632   329,432     12,860  133,720  146,580
                      ------- --------- ---------    -------  -------  -------
Total. . . . . . .    386,994 1,345,096 1,732,090    243,715  742,220  985,935
                      ======= ========= =========    =======  =======  =======
----------------

(1) Represents the proportionate interest of EEX in the gross acres under lease.

     EEX purchased about 191,000 net acres of leasehold interests in 1994, 37,000 of which were in the Gulf of Mexico. EEX's Gulf of Mexico holdings totaled some 147,000 net acres, with an average working interest of 46% in 61 blocks and an overriding royalty interest in three other blocks. EEX operates 28 offshore blocks. EEX also canceled or allowed to expire 21 Gulf of Mexico leases during the year, which had been condemned following drilling on or near them or after geophysical and geological findings.

     EEX plans further drilling on undeveloped acreage but at this time cannot specify the extent of the drilling or predict how successful it will be in establishing commercial reserves sufficient to justify retention of the acreage. The primary terms under which the undeveloped acreage can be retained by the payment of delay rentals without the establishment of gas and oil reserves expire as to 20% of undeveloped acreage in 1995, 36% in 1996, 21% in 1997, 5% in 1998, 11% in 1999, 2% in 2000 and 5% thereafter. A portion of the undeveloped acreage may be allowed to expire prior to the expiration of primary terms specified in this schedule by nonpayment of delay rentals. Aside from Texas and the Gulf of Mexico, EEX has no material concentration of undeveloped acreage in single areas at this time.

     EEX participated in 108 wells (74 net) during 1994. Of these wells, 58 wells (44 net) were successfully completed, resulting in a net success rate of 59%. Of the successful wells, 13 wells (10 net) were exploratory and 45 wells (34 net) were development. At December 31, 1994, EEX was participating in 41 wells (23 net), which were either being drilled or in some stage of completion.

     In the 1994 drilling program, 5 wells (1.5 net) were offshore. Of these wells, 2 gas wells (.4 net) and 1 oil well (.4 net) were successfully completed. During 1993, 16 offshore wells (4.9 net) were drilled, of which 9 gas wells (2.6 net) and 1 oil well (.1 net) were successfully completed.

     At December 31, 1994, EEX owned interests in 1,314 gas wells
(1,008 net) and 1,043 oil wells (286 net). Of these, 173 gas wells (141 net) and 37 oil wells (32 net) were dual completions in single boreholes.

     Drilling activity during the three years ended December 31, 1994 is set forth below:

                                      Exploratory   Development
                                       Drilling      Drilling
                                      -----------   -----------


    Productive Wells

         1994:
              Gross Wells . . . . .      13.0          45.0
              Net Wells . . . . . .       9.8          34.3
         1993:
              Gross Wells . . . . .       7.0          76.0
              Net Wells . . . . . .       3.8          60.1
         1992:
              Gross Wells . . . . .       3.0          12.0
              Net Wells . . . . . .       2.2           6.3

    Nonproductive Wells

         1994:
              Gross Wells . . . . .      43.0           7.0
              Net Wells . . . . . .      25.3           4.6
         1993:
              Gross Wells . . . . .      24.0           2.0
              Net Wells . . . . . .      13.0           1.8
         1992:
              Gross Wells . . . . .      13.0           5.0
              Net Wells . . . . . .       8.1           2.6

-------------------

Note: Productive wells are either producing wells or wells capable of commercial production, although currently shut-in. The term "gross" refers to the wells in which a working interest is owned, and the term "net" refers to gross wells multiplied by the percentage of EEX's working interest owned therein.

     The number of wells drilled is not a significant measure or indicator of the relative success or value of a drilling program because the significance of the reserves and economic potential may vary widely for each project. It is also important to recognize that reported completions may not necessarily track capital expenditures, since Securities and Exchange Commission guidelines do not allow a well to be reported as complete until it is ready for production. In the case of offshore wells, this may be several years following initial drilling because of the timing of construction of platforms, pipelines and other necessary facilities.

     Additional information relating to the gas and oil activities of EEX is set forth in Note 7 of the Notes to Financial Statements included in Appendix A to this report.

     EEX leases approximately 91,000 square feet of office space for its executive offices in Dallas, Texas, under a lease expiring in December 1998.

ITEM 3.   Legal Proceedings

     On December 26, 1989, a lawsuit was filed against EEH and EPO in the 130th Judicial District Court of Matagorda County, Texas. EPO was merged into the Company in December 1994. The Plaintiff claims that the defendants breached an alleged contract to sell a working interest and net revenue interest in two leases located in Matagorda County. Trial of the case resulted in a jury verdict in favor of the plaintiff. Judgement was entered by the trial court on October 8, 1992, ordering EEH and EPO to convey the leases to the plaintiff and to pay damages of $3.1 million, which includes principal, prejudgment interest, attorneys' fees and costs. In an opinion issued June 23, 1994, the Corpus Christi Court of Appeals reversed the decision of the trial court. The plaintiff's application for writ of error was denied by the Texas Supreme Court on December 8, 1994.

     See Note 6 of the Notes to Financial Statements included in Appendix A to this report for information on additional legal proceedings. In addition, EEX is a party to lawsuits arising in the ordinary course of its business. EEX believes, based on its current knowledge and the advice of counsel, that all lawsuits and claims would not have a material adverse effect on its financial condition.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

                          PART II

ITEM 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

     EEX common stock began trading on the New York Stock Exchange on January 3, 1995 under the symbol "EEX". There were no trades in EEX common stock in any market prior to that date.

ITEM 6.   Selected Financial Data

     The information required hereunder is set forth under "Selected Financial and Operating Data" included in Appendix A to this report.

ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The information required hereunder is set forth under "Financial Review" included in Appendix A to this report.

ITEM 8.   Financial Statements and Supplementary Data

     The information required hereunder is set forth under "Pro Forma Statements of Operations," "Notes to Pro Forma Statements of Operations," "Management Report on Responsibility for Financial Reporting," "Independent Auditors' Report," "Balance Sheet" "Statements of Changes in Partners' Capital and Common Shareholders' Equity," "Statements of Operations of Predecessor," "Statements of Cash Flows of Predecessor," and "Notes to Financial Statements" included in Appendix A to this report.

ITEM 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     None.

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     Set forth below is information concerning the directors and executive officers of EEX:


    Name              Age       Title and Business Experience
    ----              ---       -----------------------------
D. W. Biegler          48   Chairman, Chief Executive Officer and
                            Director since September 1994.  He
                            also served EEH as Chairman since
                            January 1992 and a Director since
                            September 1991.  Since May 1993, Mr.
                            Biegler has been Chairman and
                            President, Chief Executive Officer of
                            ENSERCH.  He served Lone Star Gas
                            Company, the utility division of
                            ENSERCH, as President from 1985 and
                            as Chairman from 1989 and was elected
                            President and Chief Operating Officer
                            of ENSERCH in 1991.  Mr. Biegler is a
                            Director of ENSERCH, Texas Commerce
                            Bancshares National Association and
                            Trinity Industries, Inc.

Gary J. Junco          45   President, Chief Operating Officer
                            and Director since September 1994.
                            He also served EEH as President,
                            Chief Operating Officer since January
                            1991 and Director since 1985 and was
                            Senior Vice President, Land and
                            Marketing Division, from July 1985 to
                            December 1990.

Frederick S. Addy      63   Director since January 1995.  He is
                            the retired Executive Vice President
                            and Chief Financial Officer, and
                            Director of Amoco Corporation, an
                            international integrated oil and gas
                            company.  Mr. Addy was elected to
                            such position with Amoco in 1990 and
                            retired as an officer and Director
                            effective April 1, 1994.  He is a
                            Director of ENSERCH; Baker, Fentress
                            & Company; and The Pierpont Funds.

B. A. Bridgewater, Jr. 61   Director since January 1995.  He is
                            Chairman, President and Chief
                            Executive Officer, and a Director of
                            Brown Group, Inc., a consumer
                            products company with operations in
                            footwear.  He is a Director of
                            ENSERCH, Boatmen's Bancshares, Inc.,
                            FMC Corporation and McDonnell Douglas
                            Corporation.

R. L. Kincheloe        64   Senior Vice President, Offshore and
                            International, since September 1994.
                            He also served EEH as Senior Vice
                            President, Offshore and International
                            since January 1992 and was Senior
                            Vice President, Drilling and
                            Production Operations, from April
                            1985 to January 1992.

S. R. Singer           64   Senior Vice President, Chief
                            Financial Officer, since September
                            1994.  He also served EEH as a
                            Director since April 1985 and has
                            been Senior Vice President, Finance
                            and Corporate Development, Chief
                            Financial Officer of ENSERCH since
                            1968.

B. K. Irani            43   Vice President, Production and
                            Engineering Division, since September
                            1994.  He also served as Vice
                            President, Production and Engineering
                            of EEH since September 1988 and a
                            Vice President of EEI since August
                            1984.


     Committees of the Board of Directors. The functions of the Audit Committee include meeting periodically with the independent and internal auditors; reviewing annual financial statements and the independent auditors' work and report thereon; reviewing the independent auditors' report on internal controls and related matters; selecting and recommending to the Board of Directors the appointment of the independent auditors; reviewing the letter of engagement and statement of fees that pertain to the scope of the annual audit and certain special audit and non-audit work, which may be required or suggested by the independent auditors; receiving and reviewing information pertaining to internal audits; directing and supervising special investigations; authorizing and reviewing transactions between EEX and ENSERCH, its subsidiaries and affiliates (the "EC Companies");
and performing any other function deemed appropriate by the Board of Directors. Mr. Bridgewater is the Chairman and Mr. Addy is a member of the Audit Committee.

     The Compensation Committee establishes, approves or recommends to the Board of Directors, in those instances where their approval is required, the compensation and major items related to compensation of directors and of officers. The Committee also administers the EEX 1994 Stock Incentive Plan ("Plan"). Mr. Addy is the Chairman and Mr. Bridgewater is a member of the Compensation Committee.

     Director Compensation. Directors are compensated by an annual retainer fee of $16,000 plus $1,000 for each board or committee meeting attended, with a maximum of $1,500 if more than one meeting is held on the same day. In addition, a $1,500 per annum fee is paid for services on a committee of the Board of Directors, with an additional $750 per annum paid to the chairman of a committee. Directors who are also officers of EEX do not receive any fees.

ITEM 11.  Executive Compensation

     EEX paid no compensation to any person in 1994. The total amount of compensation paid by EEH to all of the current executive officers of EEX for their services to EP for the year ended December 31, 1994 was $876,703 (3 persons). The amounts paid include base salary, bonuses and other miscellaneous earnings categories that were charged to EP.

     The following table sets forth the annual salary as of January 1, 1995 of the Chief Operating Officer and the other executive officers of EEX who devote substantially their full time to EEX and whose annual compensation exceeds $100,000.

          Name                 Salary
          ----                 ------
     G. J. Junco              $275,000
     R. L. Kincheloe           240,000
     B. K. Irani               177,000


     Any bonus, stock option, long-term compensation or other compensation to be paid by EEX to its executive officers is determined by the Compensation Committee of the Board of Directors.

     D. W. Biegler, Chairman and Chief Executive Officer of EEX, and S. R. Singer, Senior Vice President, Chief Financial Officer of EEX, each are employed and will continue to be employed in identical positions with ENSERCH, and each are directly paid all of their compensation by ENSERCH. It is not presently anticipated that D. W. Biegler or S. R. Singer will receive any direct compensation from EEX in 1995. The salaries of D. W. Biegler and
S. R. Singer at January 1, 1995 were $550,000 and $347,000,
respectively. All other cash compensation (including bonuses) paid by ENSERCH during 1994 under plans currently in effect for services rendered in 1994 for D. W. Biegler and S. R. Singer totaled $322,994 and $151,172, respectively. It is anticipated that in 1995 none of D. W. Biegler's compensation and less than $100,000 of
S. R. Singer's compensation will be allocated from ENSERCH to EEX under the management cost allocation or under any other arrangement.

     Employee Benefit Plans. Executive officers of EEX are included in employee benefit plans of ENSERCH. EEX does not currently have any employee benefit plans, other than the Plan, which is described below.

     The Plan provides for the granting of stock options ("Options") to officers and other key employees to purchase shares of Common Stock and has provisions for the awarding of restricted stock to officers, which are subject to vesting based on the achievement of certain performance criteria ("Restricted Stock"). Options granted under the Plan, (a) shall have an option price not less than the fair market value of the shares on the date of grant,
(b) become exercisable in stages of 25% after one year to 100% after four years and (c) expire ten years from the date of grant.

     The Plan covers a maximum of 2 million shares of EEX Common Stock, subject to adjustment in the event of certain changes in the capital structure of EEX. Such shares may be authorized but unissued shares or shares held in EEX's treasury. If an Option or an award of Restricted Stock is forfeited (where the forfeiting participant received no benefits of ownership), expires or terminates before being exercised, the shares covered thereby will be available for subsequent Option or Restricted Stock grants or awards within the maximum number stated above.

     An award of Restricted Stock may be granted under the Plan, either at no cost to the recipient or for such cost as may be required by law or otherwise as determined by the Compensation Committee of the Board of Directors. The terms and conditions of the Restricted Stock will be specified at the time of the grant. Restricted Stock may not be disposed of by the recipient until the restrictions specified in the award expire. The Compensation Committee will determine at the time of the award what rights, if any, the person to whom an award of Restricted Stock is made will have with respect to Restricted Stock during the restriction period, including the right to vote the shares and the right to receive any dividends or other distributions applicable to the shares.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management

     Stock Ownership of Certain Beneficial Owners. The Company is aware of the following beneficial owners, as of December 31, 1994, of more than 5% of the Company's Common Stock:


                                        Amount and
                Name and Address        Nature of
  Title               of                Beneficial      Percent
 of Class      Beneficial Owner         Ownership       of Class
---------      -----------------        ----------      --------
Common Stock   ENS Holdings Limited      53,336,434      51.00%
                  Partnership (1)
               300 S. St. Paul Street
               Dallas, TX  75201

Common Stock   Enserch Exploration       13,883,529      13.28%
                  Holdings, Inc. (2)
               300 S. St. Paul Street
               Dallas, TX  75201

Common Stock   ENSERCH Corporation       36,555,365      34.95%
               300 S. St. Paul Street
               Dallas, TX  75201
                                        -----------      -----
Total                                   103,775,328(3)   99.23%

---------------------

(1) ENS Holdings Limited Partnership, a Texas limited partnership, is trustee (the "Trustee") of the ENS Holdings Trust, a Texas trust (the "Trust") of which ENSERCH is the beneficiary. ENS Holdings I, Inc., the general partner (the "Trustee GP") of the Trustee and ENS Holdings II, Inc., the sole limited partner of the Trustee, are each wholly owned subsidiaries of ENSERCH. The Trustee has voting and dispositive power with respect to the 53,336,434 shares (51.00%) of the outstanding Common Stock owned by the Trust and may be deemed to beneficially own those shares. ENSERCH has the power to revoke the Trust by giving not less than 90 days' prior notice of revocation. Upon termination of the Trust, the assets in the Trust (including any shares of Common Stock in the Trust at that time) would be distributed to ENSERCH. Actions of the Trustee are effected by the Trustee GP in its capacity as general partner of the Trustee.

(2)  EEH is a wholly owned subsidiary of ENSERCH.

(3) ENSERCH has sole voting and dispositive power of 36,555,365 shares (34.95%) of the outstanding Common Stock and, by virtue of its ownership of the securities of EEH, the Trustee and the Trustee GP may be deemed to share the voting and dispositive power with respect to the 67,219,963 shares (64.28%) of the outstanding Common Stock shown as owned by EEH and the Trust. ENSERCH, therefore, may be deemed to own beneficially, directly or indirectly, all of the 103,775,328 shares (99.23%) of the outstanding Common Stock shown in the table.

Stock Ownership of Management and Board of Directors:

     Each director, the named executive officers, and all directors and executive officers as a group, reported beneficial ownership of Common Stock of the Company and ENSERCH Corporation as of March 10, 1995 as follows:

                                 EEX                     ENSERCH
                       ----------------------     ----------------------
                        Number of                  Number of
                          Shares                    Shares
                       Beneficially  Percent      Beneficially Percent
     Name                Owned (1)   of Class       Owned (2)  of Class
     ----              ------------  --------     ------------ --------
D. W. Biegler             11,000        *         230,161 (3)     *
G. J. Junco               15,100        *          78,670 (3)     *
Frederick S. Addy          2,000        *           2,500         *
B. A. Bridgewater, Jr.     1,000        *           3,000         *
S. R. Singer                  0                   120,804 (3)     *
R. L. Kincheloe               0                    52,853 (3)     *
B. K. Irani                   0                    19,909 (3)     *
All Directors and
 Executive Officers
 as a Group               29,100 (3)    *         507,897 (3)     *

---------------------

 *Less than 1%

(1) The number of shares owned includes restricted shares awarded under the EEX 1994 Stock Incentive Plan, where applicable.

(2)  The number of shares owned includes shares held in ENSERCH
     Corporation's Employee Stock Purchase and Savings Plan and restricted shares awarded under ENSERCH's 1991 Stock Incentive Plan, where applicable.

(3) Includes shares subject to stock options exercisable within 60 days of March 10, 1995: D. W. Biegler 168,750 shares, G. J.
     Junco 60,500 shares, S. R. Singer 105,556 shares, R. L.
     Kincheloe 52,853 shares and B. K. Irani 19,909 shares.


ITEM 13.   Certain Relationships and Related Transactions

     For information concerning the Reorganization of EP at yearend 1994, see "Business," "Financial Review," "Statements of Changes in Partner's Capital and Common Shareholders' Equity" and Note 1 of the Notes to Financial Statements included in Appendix A to this report.

     The equipment and facilities used in developing and producing reserves in the Mississippi Canyon Block 441 project ("MC 441") and Garden Banks Block 388 project ("GB 388") were financed under lease agreements between certain financial institutions and EPO. In connection with the Reorganization of EP, all rights and obligations under the leases were assigned to and assumed by EEH, with EEX entering into sublease arrangements with EEH for such equipment and facilities. The MC 441 sublease has a term of five years, with EEX having an option to purchase the subleased equipment at the end of the term. The GB 388 equipment is subleased under two subleases: one covers the floating production facility, which has a term of 20 years, and the other covers the subsea equipment, pipelines and shallow-water production facility, which has an initial term of 12 years. For additional information concerning the sublease agreements, see Note 6 of the Notes to Financial Statements included in Appendix A to this report.

     In March 1995, EEX purchased ENSERCH's interest in the SACROC unit Kelly Snyder Field, Scurry County, Texas, which represented the remainder of ENSERCH's domestic gas and oil properties. The purchase price of approximately $1.65 million included
$1.25 million for the fair market value of the properties, as determined by DeGolyer and MacNaughton, independent petroleum consultants, and the remainder for the net book value of related assets acquired and liabilities assumed.

     A number of transactions and relationships between EEX and the EC Companies are contemplated and specifically authorized by Article Eleven of the Restated Articles of Incorporation of EEX, including the following:

- Any EC Company may lend funds to EEX at interest rates not greater than the lesser of the EC Company's actual interest cost of the funds or the rate that EEX would be charged by unrelated lenders on comparable loans. EEX may lend funds to EC Companies at rates not less than would be charged by unrelated lenders on comparable loans.

- Officers, directors, employees, attorneys and agents of the Company may also serve as officers, directors, employees, attorneys and agents of EC Companies. In those situations, each party using the services will be responsible for compensation in respect of the services performed for it.

- An EC Company may provide EEX with certain services such as: accounting and treasury, internal audit, human resources (such as training, employment and salary and benefit plan administration), tax planning and compliance, legal, financial management, corporate development and planning, investor relations, information systems, materials management, risk and claims management, office services and the management of these functions. EEX will reimburse each EC Company for the direct and indirect costs incurred with such costs to be determined on a basis that reasonably reflects the actual costs of the services performed.

- EC Companies may sell gas, oil, goods and services to, and may purchase gas, oil, goods and services from, EEX in conformity with the provisions of Article Eleven. EC Companies are authorized to effect sales to and purchases from EEX on terms that have not been determined to be fair as long as the transaction is authorized or ratified by the EEX Board of Directors.

     Other transactions not specifically provided for above may occur if authorized or ratified by the Audit Committee of the EEX
Board of Directors or the shareholders acting pursuant to the provisions of Article Eleven.

     For a discussion of related-party transactions during 1994 prior to the Reorganization, see Note 5 of the Notes to the Financial Statements included in Exhibit A to this report.

                            PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)-1     Financial Statements

     The following items appear in the Financial Information
section included in Appendix A to this report:

                    Item                                               Page
                    ----                                               ----
     Selected Financial and Operating Data . . . . . . . . . . . . . . .A-2
     Financial Review. . . . . . . . . . . . . . . . . . . . . . . . . .A-3
     Pro Forma Financial Statements (Unaudited) of
      Enserch Exploration, Inc.:
          Pro Forma Statements of Operations . . . . . . . . . . . . . .A-6
          Note to Pro Forma Statements of Operations . . . . . . . . . .A-7
     Management Report on Responsibility for Financial
      Reporting. . . . . . . . . . . . . . . . . . . . . . . . . . . . .A-8
     Independent Auditors' Report. . . . . . . . . . . . . . . . . . . .A-9
     Historical Financial Statements of Enserch
      Exploration, Inc. and Predecessor:
          Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . .A-10
          Statements of Changes in Partners' Capital
           and Common Shareholders' Equity . . . . . . . . . . . . . . .A-11
          Statements of Operations of Predecessor. . . . . . . . . . . .A-12
          Statements of Cash Flows of Predecessor. . . . . . . . . . . .A-13
          Notes to Financial Statements. . . . . . . . . . . . . . . . .A-14

(a)-2     Financial Statement Schedules

      The financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.


(a)-3     Exhibits

2.1*      EPO Plan of Complete Liquidation [(included as Appendix
          "EPO-1" to Exhibit B to the Prospectus/Information
          Statement that forms a part of Registration Statement on Form S-4 (No. 33-56792)].

2.2*      EP Plan of Complete Liquidation [(included as Appendix
          "EP-1" to Exhibit C to the Prospectus/Information
          Statement that forms a part of Registration Statement on Form S-4 (No. 33-56792)].

3.1* Restated Articles of Incorporation of the Company included as Exhibit 3 to the Company's report on Form 8-K dated December 30, 1994.

3.2* Bylaws of the Company included as Exhibit 3.2 to the Company's Registration Statement on Form S-4 (No. 33-
          56792).

4.1* Form of Common Stock Certificate included as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 33-56792).

10.1*     Lease Agreement for Garden Banks 388-1 between the
          Company and Enserch Exploration, Inc. included as Exhibit
          10.3 to the Company's Registration Statement on Form S-4
          (No. 33-56792).

10.2*     Lease Agreement for Garden Banks 388-2 between the
          Company and Enserch Exploration, Inc. included as Exhibit
          10.4 to the Company's Registration Statement on Form S-4
          (No. 33-56792).

10.3*     Lease Agreement for Mississippi Canyon 441 between the
          Company and Enserch Exploration, Inc. included as Exhibit
          10.5 to the Company's Registration Statement on Form S-4
          (No. 33-56792).

10.4*     Participation Agreement between EP Operating Limited
          Partnership and Mobil Producing Texas and New Mexico Inc. included as Exhibit 10.6 to the Company's Registration
          Statement on Form S-4 (No. 33-56792).

10.5 Gas Purchase Contract between EP Operating Company and Lone Star Gas Company, a division of ENSERCH Corporation, dated January 1, 1988, Amendatory Agreement dated June 1, 1990, Amendatory Agreement dated July 1, 1992 and Letter Amendment dated August 30, 1993.

Executive Compensation Plan and Arrangements
(Exhibits 10.6 through 10.11)

10.6* Enserch Exploration, Inc. 1994 Stock Incentive Plan included as Exhibit 10.1 to the Company's Registration
          Statement on Form S-4 (No. 33-56792).

10.7      Performance Incentive Plan - Calendar Year 1995.

10.8      ENSERCH Corporation Deferred Compensation Plan and
          Amendment No. 1 dated March 28, 1995.

10.9      ENSERCH Corporation Deferred Compensation Trust.

10.10 ENSERCH Corporation Retirement Income Restoration Plan and Amendment No. 1 thereto dated September 30, 1994.

10.11     ENSERCH Corporation Retirement Income Restoration Trust.

23.1      Consent of Deloitte & Touche LLP.

23.2      Consent of DeGolyer and MacNaughton.

24        Powers of Attorney.

27        Financial Data Schedule.

--------------------

 * Incorporated herein by reference and made a part hereof.


(b)  Report on Form 8-K dated December 30, 1994 was filed on
January 6, 1995 (Reorganization of Enserch Exploration Partners,
Ltd. into a new corporation, Enserch Exploration, Inc.)


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                   ENSERCH EXPLORATION, INC.



March  30  , 1995                  By   /s/ D. W. Biegler
      -----                             --------------------------
                                        D. W. Biegler, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

     Signature and Title                               Date
     -------------------                               ----

D. W. Biegler, Chairman, Chief Executive
Officer and Director; Gary J. Junco,
President, Chief Operating Officer and
Director; Frederick S. Addy, Director;
B. A. Bridgewater, Jr., Director; S. R.         March   30  , 1995
Singer, Senior Vice President,                         -----
Chief Financial Officer; and J. W.
Pinkerton, Vice President and Controller,
Chief Accounting Officer



By:  /s/ D. W. Biegler
     -----------------------
     D. W. Biegler
     As Attorney-in-Fact





                                                                   APPENDIX A


                          ENSERCH EXPLORATION, INC.
                       INDEX TO FINANCIAL INFORMATION
                              December 31, 1994


                                                                         Page

Selected Financial and Operating Data . . . . . . . . . .  . . . . . . .  A-2

Financial Review. . . . . . . . . . . . . . . . . . . . . . . . . . . . . A-3

Pro Forma Financial Statements (Unaudited) of Enserch Exploration, Inc.:

   Pro Forma Statements of Operations . . . . . . . . . . . . . . . . . . A-6

   Note to Pro Forma Statements of Operations . . . . . . . . . . . . . . A-7

Management Report on Responsibility for Financial Reporting . . . . . . . A-8

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . A-9

Historical Financial Statements of Enserch Exploration, Inc.
  and Predecessor:

   Balance Sheet at December 31, 1994 . . . . . . . . . . . . . . . . . . A-10

   Statements of Changes in Partners' Capital and Common
     Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . A-11

   Statements of Operations of Predecessor. . . . . . . . . . . . . . . . A-12

   Statements of Cash Flows of Predecessor. . . . . . . . . . . . . . . . A-13

   Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . A-14

                SELECTED FINANCIAL AND OPERATING DATA

The historical selected financial information of Enserch Exploration Partners, Ltd. (EP) set forth below is derived from the historical financial statements of EP, the predecessor operating entity to Enserch Exploration, Inc. (EEX). The pro forma Statement of Operations data of EEX includes adjustments as explained in the Financial Review.

                                                                  As of or for Year Ended December 31
                                               ---------------------------------------------------------------------
                                                   1994          1993            1992         1991           1990
                                               ----------     ---------     ----------     ----------     ----------
                                               (Financial data in thousands except per unit and per share amounts)
HISTORICAL STATEMENT OF OPERATIONS DATA OF EP
Revenues
  Natural gas . . . . . . . . . . . . . . . .  $  143,099    $  144,889     $  117,418     $  122,164     $  141,287
  Oil and condensate  . . . . . . . . . . . .      28,578        33,920         41,179         49,344         58,721
  Natural gas liquids . . . . . . . . . . . .       2,106         3,790          6,037          1,503          1,695
  Other . . . . . . . . . . . . . . . . . . .       1,319         2,393          1,274          1,479            332
                                               ----------    ----------     ----------     ----------     ----------
     Total  . . . . . . . . . . . . . . . . .  $  175,102    $  184,992     $  165,908     $  174,490     $  202,035
                                               ==========    ==========     ==========     ==========     ==========
Operating Income (Loss) . . . . . . . . . . . .$   32,836    $   26,386     $      (70)    $  (30,185)    $   36,457
Net Income (Loss) . . . . . . . . . . . . . . .    11,966        (3,881)       (20,265)       (49,644)        25,993
Net Income (Loss) per Unit. . . . . . . . . . .       .12          (.04)          (.20)          (.48)           .25
Distributions Declared per Unit . . . . . . . .                     .30            .30            .30            .30
Weighted Average Units Outstanding. . . . . . .   102,500       102,500        102,500        102,500        102,500

HISTORICAL CASH FLOW DATA OF EP
Net Cash Provided by Operating Activities . . .$   62,130    $   76,061     $   76,790     $   75,702     $   81,294
Net Cash Used for Investing Activities. . . . .  (105,309)     (123,837)       (57,155)      (105,175)      (116,905)
Distributions . . . . . . . . . . . . . . . . .    (7,765)      (31,061)       (31,061)       (31,061)       (31,061)

HISTORICAL BALANCE SHEET DATA OF EP
Property, Plant and Equipment - Net . . . . . .              $1,030,311     $  993,038     $1,030,653     $1,043,673
Total Assets. . . . . . . . . . . . . . . . . .               1,086,303      1,039,185      1,077,619      1,109,203
Capitalization
  Long-term debt - affiliated companies. . . .               $  298,000     $  266,000     $  234,000     $  202,000
  General and limited partners' equity
    General partners . . . . . . . . . . . . .                   14,532         14,882         15,396         16,203
    Limited partners . . . . . . . . . . . . .                  595,705        630,297        681,109        761,007
                                                             ----------     ----------     ----------     ----------
       Total . . . . . . . . . . . . . . . . .               $  908,237     $  911,179     $  930,505     $  979,210
                                                             ==========     ==========     ==========     ==========


PRO FORMA STATEMENT OF OPERATIONS DATA
OF EEX
Revenues     . . . . . . . . . . . . . . . . . $  176,870    $  186,861     $  167,584     $  176,253      $ 204,076
Operating Income (Loss). . . . . . . . . . . .     33,886        27,094         (1,065)       (31,484)        35,834
Net Income (Loss). . . . . . . . . . . . . . .     26,362        16,274          1,061        (23,042)        18,137
Net Income (Loss) per Share of Common Stock. .        .25           .16            .01           (.22)           .17
Average Common Shares Outstanding. . . . . . .    104,581       104,581        104,581        104,581        104,581

HISTORICAL BALANCE SHEET DATA OF EEX
Property, Plant and Equipment - Net  . . . . . $1,246,310
Total Assets . . . . . . . . . . . . . . . . .  1,370,012
Capital Lease Obligations. . . . . . . . . . .    155,855
Common Shareholders' Equity. . . . . . . . . . .  725,881
Common Shareholders' Equity per Share. . . . . .     6.94


                                                            As of or for Year Ended December 31
                                               -------------------------------------------------------------
                                                  1994         1993          1992         1991         1990
                                               ---------     --------     --------    --------     ---------
HISTORICAL OPERATING DATA OF EP
Sales Volumes (a)
  Natural gas (Bcf). . . . . . . . . . . . . .      67.1        70.0         65.2         70.0         76.8
  Oil and condensate (MMBbl) . . . . . . . . .       1.9         2.0          2.2          2.4          2.7
  Natural gas liquids (MMBbl). . . . . . . . .        .2          .3           .5           .1           .1

Average Sales Price
  Natural gas (per Mcf) . . . . . . . . . . . . $   2.15    $   2.09     $   1.82    $    1.76     $   1.86
  Oil and condensate (per Bbl). . . . . . . . .    15.30       17.20        19.18        20.36        22.29
  Natural gas liquids (per Bbl) . . . . . . . .    10.91       12.11        13.36        18.79        17.84

Net Wells
  Drilled    . . . . . . . . . . . . . . . . .        74          79           19           66           53
  Productive . . . . . . . . . . . . . . . . .        44          64            8           52           42

Proved Reserves (at December 31)
  Gas (Bcf). . . . . . . . . . . . . . . . . .   1,041.7     1,085.5      1,100.4      1,167.3      1,223.2
  Oil and condensate (MMBbl) . . . . . . . . .      46.1        38.2         37.9         38.0         28.7

Standardized Measure of Discounted
  Future Net Cash Flows Before
    Income Taxes (in millions). . . . . . . . . $1,140.7    $1,102.4     $1,108.4     $1,060.4     $1,229.3

Data in Equivalent Energy Content (MMBtu) (b)
  Average sales price. . . . . . . . . . . . . .$   2.14    $   2.14     $   2.02     $   2.00     $   2.12
  Average production costs . . . . . . . . . . .     .53         .54          .53          .56          .50
  Amortization . . . . . . . . . . . . . . . . .     .96         .91          .91          .83          .75

----------------------------

(a) Sales volumes include the 1% interest of EP's general partner.
(b) For purposes of providing a common unit of measure, natural gas, oil and natural gas liquids are converted to an approximate equivalent unit on the basis of relative energy content: one Mcf of natural gas equals
    1.05 MMBtu, one barrel of oil equals 5.6 MMBtu and one barrel of natural gas liquids equals 4.2 MMBtu.

                        ENSERCH EXPLORATION, INC.
                             FINANCIAL REVIEW

On December 30, 1994, through a series of transactions, Enserch Exploration, Inc. (EEX) acquired all of the operating properties of Enserch Exploration Partners, Ltd. (EP), and EP received common stock of EEX. EP was then liquidated, and its partners received one share of EEX common stock for each limited and general partnership interest held. The ENSERCH companies also received EP's interests in and assumed EP's obligations under certain equipment lease arrangements (the equipment was simultaneously subleased to EEX) and assumed approximately $395 million principal amount of EP's indebtedness, plus accrued interest. Upon the liquidation of EP and distribution of EEX common stock, public unitholders of EP received
805,914 shares of EEX common stock (.77%) and the ENSERCH companies received 103,775,328 shares (99.23%) of EEX's 104,581,242 shares outstanding.

PRO FORMA RESULTS OF OPERATIONS OF EEX - EEX was formed on December 30, 1994, and it had no operations for 1994. Pro forma results for EEX represent EP's results adjusted to reflect (1) the assumption by ENSERCH companies of $395 million of EP's debt, (2) the 1% general partner interest previously not included in EP's results, (3) the changes in offshore facilities and equipment lease terms, (4) the cost allocation for management of certain corporate services, and (5) a provision for corporate income taxes that were not payable by EP as a partnership. The 1994 results included a $4.9 million after-tax ($7.6 million pretax) gain from the sale of an inactive offshore pipeline that was written-down by $11 million after-tax ($17 million pretax) in 1992. Excluding these unusual items, operating income for 1994 was $26 million versus $27 million in 1993 and $15 million in 1992. EP's historical results of operations are discussed in the Financial Review. A reconciliation of EP's historical operating results to the pro forma net income of EEX is presented below.

                                                                      Year Ended December 31
                                                      ----------------------------------------------------
                                                        1994        1993       1992       1991       1990
                                                      --------    --------    -------    -------    ------
                                                                       (In thousands)
Net income (loss) of EP                               $ 11,966   $ (3,881)  $(20,265)   $(49,644)  $25,993
Pro forma adjustments:
   Decrease in interest costs due to
       assumption of debt by ENSERCH companies          20,919     24,825     20,650      15,630     2,044
   Interest income on note receivable from an
       ENSERCH affiliate                                 6,211      4,209      2,213         440       120
   1% General partner interest                             389        216         10        (338)      323
   Changes in offshore facilities and
       equipment lease terms                             1,572        668
   Cost allocation for management services                (500)    (1,000)    (1,000)     (1,000)   (1,000)
   Less provision for income taxes (benefit)            14,195      8,763        547     (11,870)    9,343
                                                      --------    -------    -------    --------   -------
Pro forma net income (loss) of EEX                    $ 26,362    $16,274    $ 1,061    $(23,042)  $18,137
                                                      ========    =======    =======    ========   =======

RESERVES - Natural-gas reserves at January 1, 1995, were 1.04 trillion cubic feet (Tcf), compared with 1.09 Tcf the year earlier, as estimated by DeGolyer and MacNaughton, independent petroleum consultants. Oil and condensate reserves, including natural gas liquids attributable to leasehold interests, were 46 million barrels (MMBbls), compared with the year-earlier level of 38 MMBbls. The increase is associated with Garden Banks Block 388.

OFFSHORE DEVELOPMENT - Throughout 1994, work progressed on the conversion of a semisubmersible rig to a floating production facility for the development of the Garden Banks Block 388 unit. The majority of the modification work on the major structural components has been completed. The 24-slot subsea template has been installed, and the two 12-inch oil and gas gathering lines have been installed and connected to the shallow-water production facility located 54 miles away.

Completion operations on two pre-drilled wells commenced in early 1995 and should enable these wells to be brought on-stream when the floating facility is moored on location and the production riser is installed. These activities should be completed in mid-1995, followed by additional development drilling, with one such well expected to be completed in late 1995. Initial daily oil production rates from the pre-drilled wells are anticipated to be between 2,500 and 5,000 barrels of oil per well.

Mobil Producing Texas and New Mexico Inc. (Mobil) has an option to acquire, for consideration, a 40% interest in the entire Garden Banks unit consisting of six blocks and in the units production system. If Mobil exercises its option, EEX, which currently owns 100% of the project, will remain the operator.

Operating results for 1995 are expected to be negatively impacted by the midyear commencement of production from the two pre-drilled wells on Garden Banks Block 388. Revenues from the early levels of production are not expected to be sufficient to cover operating costs, amortization and the equipment lease costs on the floating production platform and related facilities. Some operating costs and amortization vary with production; however, other costs and the equipment lease costs are essentially fixed. Results are expected to improve significantly for 1996 as production begins from several development wells and equipment lease and other fixed costs are spread over significantly more production.

CAPITAL BUDGET - Planned property, plant and equipment additions for 1995 total $155 million, compared with expenditures of $131 million in 1994 and $115 million in 1993. The planned expenditures exclude costs of the floating production platform and related facilities of the Garden Banks project, which are being provided under lease arrangements with an ENSERCH affiliate. The leases were based on an estimated cost of $300 million, including some
$20 million of capitalized financing costs. The cost of the facilities is expected to increase to $350 million, including capitalized financing costs, primarily due to the recent discovery on Block 387. It is anticipated that the lease arrangements will be modified for the additional costs.

LIQUIDITY AND FINANCIAL RESOURCES - Total capitalization at December 31, 1994 was $882 million, with common shareholders' equity representing 82% of the total.

EEX intends to utilize substantially all of its internally generated cash flow in connection with the growth of the company. However, internally generated cash flow may be supplemented by borrowings to fund temporary cash deficiencies. EEX has a temporary credit arrangement with ENSERCH pending the expected establishment of a $200 million independent facility.

GAS AND OIL MARKET VOLATILITY - Results of operations are dependent upon the difference between the prices received for gas and oil produced and the costs of finding and producing such resources. On an energy equivalent basis, gas reserves at January 1, 1995 constituted approximately 80% of total reserves and gas production accounted for approximately 85% of total production for 1994. Accordingly, variations in gas prices have a more significant impact on operations than variations in oil prices. The average gas prices received for production ranged from a quarterly high of $2.32 per Mcf to a low of $1.63 per Mcf over the past three years.

Gas and oil swaps, collars and futures agreements are used to hedge volatile product prices for a portion (normally 30 to 70 percent) of anticipated future gas and oil production. At December 31, 1994, EEX had outstanding swaps, collars and futures agreements extending through December 1995 to exchange payments on some 17.8 Bcf of gas and 1.2 MMBbls of oil on which EEX had $4.1 million of net unrealized gains. At December 31, 1994, realized gains on hedging activities of $.9 million were deferred.

The full-cost method of accounting is followed for gas and oil properties. Product prices are subject to seasonal and other fluctuations. A decline in prices from year-end 1994 or other factors, without mitigating circumstances, could cause a future write-down of capitalized costs and a noncash charge against earnings.

RESULTS OF OPERATIONS OF PREDECESSOR - EP's net income for 1994 was
$12 million, compared with a loss of $3.9 million in 1993 and a loss of $20 million in 1992. The 1994 results included a $7.5 million gain from the sale of an inactive offshore pipeline that was written-down by $16 million in 1992.

Operating income closely follows fluctuations in product prices and volumes, as shown in the table of Selected Financial and Operating Data. Excluding effects of the previously mentioned unusual items, operating income was $25 million for 1994, $26 million for 1993 and $16 million for 1992.

Revenues for 1994 of $175 million were 5% lower than 1993, which was 12% above 1992. In 1994, natural-gas revenues decreased slightly to $143 million, with the average natural-gas price per thousand cubic feet of $2.15 up from $2.09 in 1993 and $1.82 in 1992. Natural-gas sales volumes were 66 Bcf in 1994, 69 Bcf in 1993 and 65 Bcf in 1992. The decrease in volumes in 1994 was principally due to reduced production from several high-volume fields in South Texas and offshore Louisiana. The increase in volumes from 1992 to 1993 was principally due to accelerated natural-gas development drilling in East Texas and offshore production from Mississippi Canyon Block 441 in the Gulf of Mexico, which went on-stream in the second quarter of 1993. Oil revenues declined $5 million to $29 million in 1994 due to a 5% production decline and an 11% decrease in the average sales price to $15.30 per barrel. Oil revenues decreased to $34 million in 1993 from $41 million in 1992, as production declined 8% and the average sales price dropped 10%. The lower volumes were primarily the result of declining production from several North Texas reservoirs.

Hedges of product prices resulted in a net increase in gas revenues of $5.0 million in 1994, compared with a decrease of $4.0 million in 1993.
Hedges reduced oil revenues $.7 million in 1994 but added $.4 million in 1993.

Excluding the 1994 credit from the sale of the inactive pipeline and the 1992 write-down of that pipeline, costs and expenses for 1994 were $150 million, $9 million less than 1993 and virtually the same as 1992. Expenses for 1994 reflected a $2.0 million credit associated with litigation settlements, while 1993 included provisions totaling $7.1 million relating to litigation. Depreciation and amortization increased 3% in 1994 due to a higher-per-unit amortization of capitalized costs, partially offset by the effects of lower production. The overall rate of amortization was $.96 per million British thermal units produced for 1994, compared with $.91 for both 1993 and 1992. The Mississippi Canyon capital lease and higher onshore exploratory costs largely account for the increase in 1994.

Interest expense for 1994 of $21 million was $10 million less than 1993 as a result of refinancing affiliated debt at a lower interest rate. Interest expense for 1993 included a $6 million provision for interest due royalty owners.

FOURTH-QUARTER RESULTS OF PREDECESSOR - Net income for the fourth quarter of 1994 was $3.9 million, compared with a loss of $6.5 million for the fourth quarter of 1993. Fourth-quarter results for 1994 included the $7.5 million gain on the sale of the inactive offshore pipeline. Excluding the gain, operating income for the 1994 fourth quarter was $2.3 million versus
$4.8 million for the year-earlier quarter. Revenues in the fourth quarter of 1994 of $42 million were 17% lower than 1993, reflecting a 17% decrease in natural-gas sales volumes and a 5% lower average sales price for natural gas. Operating expenses and interest expense were both lower than in the prior fourth quarter, which included the previously mentioned provisions for litigation and interest due royalty owners.

CASH FLOWS OF PREDECESSOR - Net cash flows from operating activities were $62 million in 1994, $76 million in 1993 and $77 million in 1992, after payment of affiliated interest charges of $20 million, $23 million and $20 million, respectively. Investing activities required net cash flows of $105 million, compared with $124 million in 1993 and $57 million in 1992, with variances due to differing levels of capital spending. The financing requirements of $43 million in 1994 and $47 million in 1993 were provided by borrowings from affiliated companies.

                       ENSERCH EXPLORATION, INC.
                    PRO FORMA STATEMENTS OF OPERATIONS
                              (UNAUDITED)


The pro forma statements of operations of Enserch Exploration, Inc. (EEX) are presented based on the historical results of operations of Enserch Exploration Partners, Ltd. (EP), after certain eliminations and adjustments. These statements should be read in conjunction with the historical financial statements of EP.

                                                         Year Ended December 31
                                                    --------------------------------
                                                      1994       1993        1992
                                                   --------     -------     -------
                                                (In thousands except per share amounts)
Revenues
  Natural gas . . . . . . . . . . . . . . . . . .  $144,544    $146,352    $118,604
  Oil and condensate. . . . . . . . . . . . . . .    28,867      34,263      41,595
  Natural gas liquids . . . . . . . . . . . . . .     2,127       3,828       6,098
  Other . . . . . . . . . . . . . . . . . . . . .     1,332       2,418       1,287
                                                   --------    --------    --------
    Total . . . . . . . . . . . . . . . . . . . .   176,870     186,861     167,584
                                                   --------    --------    --------
Costs and Expenses
  Operating expenses. . . . . . . . . . . . . . .    37,839      35,273      37,436
  Revenue related taxes . . . . . . . . . . . . .     7,503       9,710       9,223
  Depreciation and amortization . . . . . . . . .    79,395      78,163      75,824
  (Sale) write-down of inactive pipeline. . . . .    (7,551)                 16,500
  General, administrative and other . . . . . . .    25,798      36,621      29,666
                                                   --------    --------    --------
    Total . . . . . . . . . . . . . . . . . . . .   142,984     159,767     168,649
                                                   --------    --------    --------
Operating Income (Loss) . . . . . . . . . . . . .    33,886      27,094      (1,065)
Other Income (Expense) - Net. . . . . . . . . . .      (314)                     (3)
Interest Income . . . . . . . . . . . . . . . . .     6,985       6,147       2,795
Interest Expense. . . . . . . . . . . . . . . . .                (8,204)       (119)
                                                   --------    --------    --------
Income Before Income Taxes. . . . . . . . . . . .    40,557      25,037       1,608
Income Taxes  . . . . . . . . . . . . . . . . . .    14,195       8,763         547
                                                   --------    --------    --------
Net Income. . . . . . . . . . . . . . . . . . . .  $ 26,362    $ 16,274    $  1,061
                                                   ========    ========    ========
Net Income Per Share of Common Stock. . . . . . .  $    .25    $    .16    $    .01
                                                   ========    ========    ========
Average Common Shares Outstanding . . . . . . . .   104,581     104,581     104,581
                                                   ========    ========    ========

                               ENSERCH EXPLORATION, INC.
                     NOTE TO PRO FORMA STATEMENTS OF OPERATIONS



The following table reconciles net income (loss) of EP to pro forma net income of EEX.
                                                                                     Year Ended December 31
                                                                          ------------------------------------------
                                                                            1994            1993             1992
                                                                          --------        -------          -------
                                                                                       (In thousands)
Net income (loss) reported by EP. . . . . . . . . . . . . . . . . . . . .  $11,966        $(3,881)       $(20,265)
Add 1% minority interest in EPO (1):
   Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,768          1,869           1,676
   Cost and expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .    1,433          1,597           1,671
                                                                           -------        -------        --------
   Operating income adjustment  . . . . . . . . . . . . . . . . . . . . .      335            272               5
   Other income (expense) - net . . . . . . . . . . . . . . . . . . . . .       (3)           (56)              5
   Interest income - net. . . . . . . . . . . . . . . . . . . . . . . . .       57

Effect of change in lease terms (2) . . . . . . . . . . . . . . . . . . .
   Operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      704          2,123
   Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .      511           (687)
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .      357           (768)

Management cost allocation from ENSERCH (3) . . . . . . . . . . . . . . .     (500)        (1,000)         (1,000)

Interest income on notes receivable -
  affiliated companies (4). . . . . . . . . . . . . . . . . . . . . . . .    6,211          4,209           2,213

Eliminate interest expense on debt of EP (5). . . . . . . . . . . . . . .   20,919         24,825          20,650
                                                                           -------        -------        --------
Pro forma income before income taxes. . . . . . . . . . . . . . . . . . .   40,557         25,037           1,608

Pro forma provision for income taxes (6). . . . . . . . . . . . . . . . .   14,195          8,763             547
                                                                           -------        -------        --------
Pro forma net income of EEX . . . . . . . . . . . . . . . . . . . . . . .  $26,362        $16,274        $  1,061
                                                                           =======        =======        ========

(1) To include revenues and costs attributable to the 1% general partner interest in EP Operating Limited Partnership (EPO).

(2) The ENSERCH companies assumed EPO's interests in and liabilities of certain offshore equipment and facilities lease arrangements, and EEX entered into sublease arrangements for the equipment and facilities with the ENSERCH companies.

(3) To provide for the management cost allocation to be charged by ENSERCH for management of certain corporate services. EP was charged and EEX will be charged for indirect costs (principally general and administrative costs) applicable to gas and oil operations. Prior to July 1, 1994, EP was not charged for management by ENSERCH of its operations, including supervision of finance, accounting, tax and legal functions. As a separate company, EEX will be charged approximately $1 million annually to cover the cost of those functions.

(4) To include interest income on the notes receivable-affiliated companies at average balances at 7.5% interest per annum.

(5) To eliminate interest expense on long-term borrowings from affiliated companies that were not assumed by EEX.

(6) To provide for income taxes on pro forma income before taxes at the applicable statutory federal rate.

MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING



      The management of Enserch Exploration, Inc. is responsible for the preparation and integrity of the financial statements and other information contained in this report. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that represent management's best estimates and judgments. Management has established practices and procedures designed to support the reliability of the estimates and minimize the possibility of a material misstatement.

      Management has established and maintains internal accounting controls that provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control is supported by written policies and procedures and the control environment is regularly evaluated by both Deloitte & Touche LLP, the independent auditors, and ENSERCH Corporation's internal auditors. The Board of Directors of ENSERCH maintains an Audit Committee composed of Directors who are not employees. The Audit Committee met periodically with management, the independent auditors and the internal auditors to discuss significant accounting, auditing, internal accounting control and financial reporting matters related to Enserch Exploration Partners, Ltd. Upon its formation, the company formed an Audit Committee. The independent auditors and the internal auditors have free access to the Audit Committee.

      Management believes that, as of December 31, 1994, the overall system of internal accounting controls is sufficient to accomplish the objectives discussed herein.

/s/ David W. Bidgler           /s/ Gary J. Junco         /s/ J. W. Pinkerton
------------------------       -----------------         ------------------
David W. Biegler               Gary J. Junco             J. W. Pinkerton
Chairman, and                  President, Chief          Vice President and
Chief Executive Officer        Operating Officer         Controller


February 10, 1995


INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors of Enserch Exploration, Inc.

We have audited the accompanying balance sheet of Enserch Exploration, Inc. (the Company) as of December 31, 1994, and the related statements of operations, cash flows, and changes in partners' capital and common shareholders' equity of the Company and its predecessor (See Note 1) for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1994, and the results of operations and cash flows of the Company and its predecessor for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Dallas, Texas
February 10, 1995





                                                              ENSERCH EXPLORATION, INC.
                                                                    BALANCE SHEET
                                                                  December 31, 1994
                                                                   (In thousands)
ASSETS
Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      227
  Accounts receivable - trade (net of allowance
    for possible losses of $670). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,667
  Accounts receivable - affiliated companies. . . . . . . . . . . . . . . . . . . . . . . .     11,587
  Notes receivable - affiliated companies . . . . . . . . . . . . . . . . . . . . . . . . .     86,077
  Materials and supplies, at average cost . . . . . . . . . . . . . . . . . . . . . . . . .      1,819
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        691
                                                                                            ----------
       Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    117,068
                                                                                            ----------
Property, Plant and Equipment (at cost)
  Gas and oil properties (full-cost method,
    $172,604 excluded from amortization base) . . . . . . . . . . . . . . . . . . . . . . .  2,070,051
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,346
                                                                                            ----------
       Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,085,397
  Less accumulated depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .    839,087
                                                                                            ----------
     Net property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .  1,246,310
                                                                                            ----------
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,634
                                                                                            ----------
     Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $1,370,012
                                                                                            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   71,758
   Accounts payable - affiliated companies. . . . . . . . . . . . . . . . . . . . . . . . .      5,042
   Temporary advances - affiliated companies (net). . . . . . . . . . . . . . . . . . . . .     87,405
   Current portion of capital lease obligations . . . . . . . . . . . . . . . . . . . . . .      4,760
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,725
                                                                                            ----------
       Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    170,690
                                                                                            ----------
Capital Lease Obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    151,095
                                                                                            ----------
Other Liabilities
   Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    290,123
   Deferred royalties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25,536
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,687
                                                                                            ----------
       Total other liabilities                                                                 322,346
                                                                                            ----------
Commitments and Contingent Liabilities (Note 6) . . . . . . . . . . . . . . . . . . . . . .

Common Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    725,881
                                                                                            ----------

    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $1,370,012
                                                                                            ==========

See Notes to Financial Statements.

                                                        ENSERCH EXPLORATION,INC.
                               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND COMMON SHAREHOLDERS' EQUITY

                                    Enserch Exploration Partners, Ltd.
                                   -------------------------------------  Enserch
                                    General     Limited                 Exploration,
                                    Partners    Partners      Total         Inc.
                                    ---------   ---------   ---------   -----------
                                                    (In thousands)
Balance, December 31, 1991          $ 15,396    $ 681,109   $ 696,505
  Net loss                              (203)     (20,062)    (20,265)
  Distributions declared                (311)     (30,750)    (31,061)
                                    --------    ---------   ---------
Balance, December 31, 1992            14,882      630,297     645,179
  Net loss                               (39)      (3,842)     (3,881)
  Distributions declared                (311)     (30,750)    (31,061)
                                    --------    ---------   ---------
Balance, December 31, 1993            14,532      595,705     610,237
  Net income                             120       11,846      11,966
  Liquidation of partnership         (14,652)    (607,551)   (622,203)    $622,203
                                    --------    ---------   ---------
Balance, December 31, 1994          $    -      $     -     $     -
                                    ========    =========   =========

Reorganization Adjustments:

 Assumption by ENSERCH Companies:
   Assets and obligations of offshore facilities and leases                (24,418)
   EP's notes payable to other ENSERCH companies and EPO                   395,077
   Accrued interest on notes payable                                        12,566
 General Partners' 1% interest in EPO                                       10,156
 Assumption of deferred income taxes by EEX                               (289,703)
                                                                          --------
Common Shareholders' Equity
  at December 31, 1994                                                    $725,881
                                                                          ========

Common Stock - $1.00 par value,
  authorized 200 million shares,
  issued and outstanding 104,581 shares                                   $104,581

Paid in Capital
  Excess of predecessor's capital
    over par value of
    common stock issued                                                    621,300
                                                                          --------
Common Shareholders' Equity
  at December 31, 1994                                                    $725,881
                                                                          ========

See Notes to Financial Statements.

                                                              ENSERCH EXPLORATION, INC.
                                                       STATEMENTS OF OPERATIONS OF PREDECESSOR


                                                       Year Ended December 31
                                                -----------------------------------
                                                    1994          1993        1992
                                                -----------     -------    --------
                                               (In thousands except per unit amounts)
Revenues
  Natural gas . . . . . . . . . . . . . . . . .   $143,099     $144,889    $117,418
  Oil and condensate. . . . . . . . . . . . . .     28,578       33,920      41,179
  Natural gas liquids . . . . . . . . . . . . .      2,106        3,790       6,037
  Other . . . . . . . . . . . . . . . . . . . .      1,319        2,393       1,274
                                                  --------     --------    --------
    Total . . . . . . . . . . . . . . . . . . .    175,102      184,992     165,908
                                                  --------     --------    --------
Costs and Expenses
  Operating expenses. . . . . . . . . . . . . .     38,157       37,022      37,062
  Revenue related taxes . . . . . . . . . . . .      7,428        9,613       9,131
  Depreciation and amortization . . . . . . . .     79,107       76,700      75,066
  (Sale) write-down of inactive pipeline. . . .     (7,475)                  16,335
  General, administrative and other . . . . . .     25,049       35,271      28,384
                                                  --------     --------    --------
    Total . . . . . . . . . . . . . . . . . . .    142,266      158,606     165,978
                                                  --------     --------    --------
Operating Income (Loss) . . . . . . . . . . . .     32,836       26,386         (70)
Other Income (Expense) - Net. . . . . . . . . .       (311)                      (3)
Interest Expense. . . . . . . . . . . . . . . .    (20,559)     (30,267)    (20,192)
                                                  --------     --------    --------
Net Income (Loss) . . . . . . . . . . . . . . .     11,966       (3,881)    (20,265)
Less 1% General Partners' Interest. . . . . . .        120          (39)       (203)
                                                  --------     --------    --------
Income (Loss) Applicable to
  Limited Partners' Interest. . . . . . . . . .   $ 11,846     $ (3,842)   $(20,062)
                                                  ========     ========    ========
Net Income (Loss) Per Unit. . . . . . . . . . .   $    .12     $   (.04)   $   (.20)
                                                  ========    =========    ========
Weighted Average Units Outstanding. . . . . . .    102,500      102,500     102,500
                                                  ========    =========    ========
Distributions Declared Per Unit . . . . . . . .   $            $    .30    $    .30
                                                  ========    =========    ========

See Notes to Financial Statements.

                                                        ENSERCH EXPLORATION, INC.
                                                 STATEMENTS OF CASH FLOWS OF PREDECESSOR
                                                          Year Ended December 31
                                                   ----------------------------------
                                                      1994       1993        1992
                                                   --------    -------     ---------
                                                             (In thousands)
OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . .   $ 11,966   $ (3,881)   $(20,265)
  Depreciation and amortization. . . . . . . . .     79,107     76,700      75,066
  (Sale) write-down of inactive pipeline . . . .     (7,475)                16,335
  Other. . . . . . . . . . . . . . . . . . . . .    (10,846)     9,882      (9,822)
  Changes in current operating assets and
    liabilities
     Accounts receivable. . . . . . . . . . . . .     3,655     (2,382)     10,737
     Other current assets . . . . . . . . . . . .   (25,889)   (15,890)       (165)
     Accounts payable . . . . . . . . . . . . . .    12,596     14,768       5,437
     Other current liabilities. . . . . . . . . .      (984)    (3,136)       (533)
                                                   --------   --------    --------
     Net cash flows from operating activities. .     62,130     76,061      76,790
                                                   --------   --------    --------
INVESTING ACTIVITIES
  Additions of property, plant and equipment . .   (128,885)  (113,380)    (63,223)
  Retirements of property, plant and equipment .     12,929       (593)      9,437
  Other. . . . . . . . . . . . . . . . . . . . .     10,647     (9,864)     (3,369)
                                                   --------   --------    --------
     Net cash flows used for
       investing activities. . . . . . . . . . .   (105,309)  (123,837)    (57,155)
                                                   --------   --------    --------
FINANCING ACTIVITIES
  Change in temporary advances with
    affiliated companies . . . . . . . . . . . . .   72,305     32,756     (37,201)
  Proceeds from long-term notes payable to
    affiliated companies . . . . . . . . . . . .  .  11,000     32,000      32,000
  (Decrease) increase in advances under leasing
    arrangements - net . . . . . . . . . . . . .  . (32,443)    13,453      17,475
  Cash distributions paid. . . . . . . . . . . .  .  (7,765)   (31,061)    (31,061)
                                                   --------   --------     -------
     Net cash flows from (used for)
       financing activities. . . . . . . . . . .  .  43,097     47,148     (18,787)
                                                   --------   --------     -------
Net (Decrease) Increase in Cash and Equivalents .       (82)      (628)        848
Cash and Equivalents at Beginning of Year . . . .       309        937          89
                                                   --------   --------    --------
Cash and Equivalents at End of Year . . . . . . .  $    227   $    309    $    937
                                                   ========   ========    ========

Interest Paid (Net of amounts capitalized). . .    $ 20,559   $ 24,791    $ 20,192
                                                   ========   ========    ========

See Notes to Financial Statements.

                  ENSERCH EXPLORATION, INC.
                NOTES TO FINANCIAL STATEMENTS


All dollar amounts, except per share and per unit amounts, in the notes to financial statements are stated in thousands unless otherwise indicated.

1.    ORGANIZATION AND BASIS OF PRESENTATION

On December 30, 1994, Enserch Exploration Inc. (EEX) acquired all of the partnership interests of EP Operating Limited Partnership (EPO), the 99% owned operating partnership of Enserch Exploration Partners, Ltd. (EP), and EP received common stock of EEX. EPO was then merged into EEX and thereafter, EP was liquidated, and its partners received one share of EEX common stock for each limited and general partnership interest held. The ENSERCH companies also received EP's interest in and assumed EP's obligations under certain equipment lease arrangements (the equipment was simultaneously subleased to EEX) and assumed approximately $395 million principal amount of EP's indebtedness, plus accrued interest.

The financial statements presented herein represent the historical balance sheet of EEX, after the acquisition of the EP operating properties and the transactions described above, and the historical financial statements of EP as the predecessor operating entity to EEX. Prior to the acquisition, EEX had no operations. In the notes that follow, "the Company" is used to refer to either EEX or EP, or both, when a distinction is not required. EP followed the proportional consolidation method whereby the financial statements reflected EP's 99% interest in EPO's assets, liabilities and operations. Certain prior year amounts in the statements of cash flows have been reclassified to conform with the 1994 presentation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gas and Oil Properties - The full-cost accounting method prescribed by the Securities and Exchange Commission (SEC), is followed for gas and oil properties. Costs directly associated with the acquisition and evaluation of unproved gas and oil properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed periodically and a provision for impairment is made to the full-cost amortization base when appropriate. Amortization of evaluated gas and oil properties is computed on the unit-of-production method using estimated proved gas and oil reserves quantified on the basis of their equivalent energy content. Amortization of gas and oil properties was approximately 5.7% in 1994, 6.0% in 1993 and 5.7% in 1992. Depreciation of other property, plant and equipment is provided principally by the straight-line method over the estimated service lives of the related assets. At December 31, 1994, estimates of future site restoration, dismantlement and abandonment costs, as assessed on an overall cost center basis, were less than estimates of future salvage values. Therefore, no accruals were required.

Natural Gas and Oil Hedging Contracts - Gas and oil swaps, collars and futures agreements are used to hedge volatile product prices for a portion (normally 30 to 70 percent) of anticipated future gas and oil production. The purpose of these hedging activities is to fix the prices to be received. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or exchanged for physical delivery contracts. Realized gains and losses on hedging activities are deferred and included in revenues during the month that the related physical sale occurs. In the event of nonperformance by counterparties, the Company is exposed to price risk.
The Company does not obtain collateral to support the agreements but monitors the financial viability of counterparties. The Company has no off-balance sheet risk of accounting loss.

Income Taxes - EP was a partnership and, as a result, the income or loss of the partnership, which reflected differences in the timing of the deduction of certain gas and oil drilling and development costs for federal income-tax purposes, was includable in the tax returns of the individual partners. Accordingly, no recognition was given to income taxes in the financial statements of EP. EEX, as a corporation, is a taxable entity. Accordingly, the deferred tax effect of the difference in financial accounting basis and income tax basis of EEX's assets and liabilities was recorded upon the formation of EEX as follows:

                                                               1994
                                                -------------------------------------
                                                  Total       Current      Noncurrent
                                                --------     ---------     ----------
       Deferred tax assets:
         Reserves for injury
           and damage claims. . . . . . . .    $    663      $              $    663
         All other. . . . . . . . . . . . .       1,190          420             770
                                               --------      -------         -------
            Total . . . . . . . . . . . . .       1,853          420           1,433
                                               --------      -------         -------
       Deferred tax liabilities:
         Property-related
           differences. . . . . . . . . . .      56,919                       56,919
         Exploration and intangible
           development costs. . . . . . . .     234,637                      234,637
                                               --------      -------        --------
           Total. . . . . . . . . . . . . .     291,556                      291,556
                                               --------      -------        --------
       Net deferred tax liability (asset)      $289,703      $  (420)(a)    $290,123
                                               ========      =======         ========

       (a) Included in other current assets in the balance sheet.

Fair Value of Financial Instruments - The fair value of financial instruments, consisting primarily of cash, accounts receivable, investments, accounts payable, temporary advances payable and other accrued liabilities, approximates carrying value.

3.  SHAREHOLDERS' EQUITY

EEX is authorized to issue 200 million shares of common stock at $1.00 par value and 2 million shares of preferred stock.

The Company has a stock option plan that provides for the granting of stock options to officers and key employees to purchase shares of EEX common stock and has provisions for awarding restricted stock to officers, which are subject to vesting based on the achievement of certain performance criteria. Options granted under the plan have an exercise price of not less than the fair market value of the common stock on the grant date. Options become exercisable in stages of 25% after one year to 100% after four years and expire after ten years. The plan covers a maximum of 2 million shares of EEX common stock. No options or restricted stock were granted or awarded in 1994.

4.     EMPLOYEE BENEFIT PLANS

Substantially all personnel associated with the Company are covered by an ENSERCH Corporation pension plan and some retirees are eligible for varying levels of health care and life insurance benefits. Employees hired after July 1, 1989 are not eligible for medical benefits when they retire. The allocation of the costs of these plans is actuarially determined. Total pension costs allocated to the Company were $1,208, $867 and $1,054 in 1994, 1993 and 1992, respectively. Postretirement health care and life insurance benefit costs allocated to the Company were $816, $821 and $550 in 1994, 1993 and 1992, respectively.

          ENSERCH Corporation pension plan information:
                                                                       1994
                                                                      ------
          Valuation Assumptions:
          Discount rate . . . . . . . . . . . . . . . . . . . . . .     9.0%
          Rate of increase in compensation levels . . . . . . . . .     4.0%
          Expected long-term rate of return on assets . . . . . . .     9.5%

         Amounts Recognized (in millions):
         Actuarial present value of pension benefit obligation:
            Vested benefit obligation . . . . . . . . . . . . . . . $(237.4)
                                                                    =======
            Accumulated benefit obligation. . . . . . . . . . . . . $(249.6)
                                                                    =======
            Projected pension benefit obligation. . . . . . . . . . $(271.4)
          Plan assets at fair value . . . . . . . . . . . . . . . .   231.7
                                                                    -------
          Projected benefit obligation in excess of plan assets       (39.7)
          Unrecognized net asset at transition. . . . . . . . . . .    (8.0)
          Unrecognized prior service credit . . . . . . . . . . . .    (2.2)
          Unrecognized net actuarial gain . . . . . . . . . . . . .    (3.7)
                                                                    -------
          ENSERCH accrued pension cost. . . . . . . . . . . . . . . $ (53.6)
                                                                    =======
          EEX accrued pension cost. . . . . . . . . . . . . . . . . $  (3.9)
                                                                    =======

          ENSERCH Corporation postretirement benefit information:

          Valuation Assumptions:
          Discount rate . . . . . . . . . . . . . . . . . . . . . .     9.0%
          Medical cost trend rate . . . . . . . . . . . . . . . . .    12.0%

          Amounts Recognized (in millions):
          Accumulated postretirement benefit obligation . . . . . . $ (82.9)
          Unrecognized obligation at transition . . . . . . . . . .    62.1
          Unrecognized net actuarial loss . . . . . . . . . . . . .    15.1
                                                                    -------
          ENSERCH accrued postretirement benefit cost . . . . . . . $  (5.7)
                                                                    =======
          EEX accrued postretirement benefit cost . . . . . . . . . $   (.5)
                                                                     ======

The assumed health care cost trend rate is 12.0% for 1994, declining gradually to 6.0% in 2003, and remaining at that level thereafter. If the health care cost trend rate were increased by 1%, the accumulated postretirement benefit obligation of ENSERCH as of December 31, 1994 would be increased by $4.8 million and the net periodic postretirement benefit cost for 1994 by $.4 million.

Investment Plan - ENSERCH provides a voluntary contributory investment plan that is available to substantially all employees and matches a portion of employee's contribution with ENSERCH common stock. The Company's share of costs under the plan was $236, $254 and $260 in 1994, 1993 and 1992, respectively.

5.     RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company engages in various transactions with ENSERCH and its affiliates. The Company was charged for direct costs incurred by ENSERCH and affiliates that were associated with
managing the Company's business and operations.   Additionally, ENSERCH
charged EP and will charge EEX for indirect costs. Prior to July 1, 1994, EP was charged for the general and administrative staff costs incurred by ENSERCH in performing accounting, treasury, internal audit, income tax planning and compliance, legal and other functions, but was not charged for the cost of higher level management (i.e. all of the elected officers of ENSERCH) of these functions. Effective July 1, 1994, ENSERCH began charging all of its affiliates, including EP, for the cost of management by higher level ENSERCH personnel of these functions. ENSERCH charges for all indirect costs amounted to $2,032, $2,026 and $1,927 in 1994, 1993 and 1992, respectively.

The Company had sales to affiliated companies (Enserch Gas Company, Lone Star Gas Company and Enserch Processing) of $108,936, $108,916 and $32,508 in 1994, 1993 and 1992, respectively. In March 1993, the Company entered into new contracts to sell essentially all gas production not committed under existing contracts to Enserch Gas Company.

The notes receivable from affiliated companies had an interest rate of 7.5%. Interest on the temporary advance from affiliated companies was based on the 30-day commercial paper rate available to ENSERCH and was 6.1% at December 31, 1994. In February 1995, the receivable and the obligation were settled. Net interest costs incurred on affiliated borrowings were $24,266, $27,120 and $25,336 in 1994, 1993 and 1992, respectively.

See Note 6 for information concerning lease commitments with affiliates.

6.     COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings - On March 23, 1994, a lawsuit was brought in the 299th District Court of Harris County, Texas against EPO (the Company's predecessor) and five other defendants by 19 royalty owners under leases contained within the Corby Gas Unit in Leon County, Texas. Defendants are working interest owners and lessees under the leases. The Company owned a 7.1% interest in these leases. The plaintiffs allege causes of action involving breach of express and implied obligations under the leases, drainage, failure to explore and develop for gas and oil under the leases, civil conspiracy, tortious interference with contractual relationships, specific performance, negligence and conversion. The plaintiffs seek to recover alleged actual damages in excess of $5.4 million, punitive damages of at least ten times the actual damages, if any, found by a jury, interest and attorneys' fees.

A lawsuit was filed against ENSERCH, its utility division, EPO (the Company's predecessor) and EPO's managing general partner in the 348th Judicial District Court of Tarrant County in May 1989. Plaintiffs seek unspecified actual damages and punitive damages in the amount of $5 million. Plaintiffs allege royalties were not fully paid, certain expenses were improperly charged against the amount of royalties due, negligence in the venting of gas and liquid hydrocarbons into the air, and breach of duty of good faith and fair dealing by wrongfully concealing certain material facts concerning sales of gas from the subject leases to the utility division.

A lawsuit was filed on February 24, 1987, in the 112th Judicial District of Sutton County, Texas, against subsidiaries and affiliates of ENSERCH, as well as its utility division. The plaintiffs have claimed that defendants failed to make certain production and minimum-purchase payments under a gas-purchase contract. In this connection, the plaintiffs have alleged a conspiracy to violate purchase obligations, improper accounting of amounts due, fraud, misrepresentation, duress, failure to properly market gas and failure to act in good faith. Plaintiffs seek actual damages in excess of $5 million and punitive damages in an amount equal to 0.5% of the consolidated gross revenues of ENSERCH for the years 1982 through 1986 (approximately $85 million), interest, costs and attorneys' fees.

Management believes that the named defendants have meritorious defenses to the claims made in these and other actions brought in the ordinary course of business. In the opinion of management, the Company will incur no liability from these and all other pending claims and suits that would be considered material for financial reporting purposes.

Leases - The equipment and facilities used in developing and producing reserves in the Mississippi Canyon Block 441 Project (MC 441) and Garden Banks Block 388 Project (GB 388) were financed under lease agreements between certain financial institutions and EPO. In connection with the merger of EPO into EEX, the leases were assigned to and assumed by Enserch Exploration Holdings, Inc. (EEH). EEX entered into three sublease arrangements with EEH for such offshore facilities. For accounting purposes, one of the lease agreements is an operating lease, and two are capital leases, with the lease obligations and related assets totaling approximately $156 million. The operating lease is for twelve years, with an option to purchase the equipment under lease at the end of the lease term at a fixed price equal to its estimated fair value.

A component of the payments to be made by EEX under the subleases is based on a floating interest rate of LIBOR plus 1.75% per annum.

Estimated future minimum lease payments for the leases, based on a LIBOR rate at December 31, 1994 of 5.625% for GB 388 and 5.9375% for MC 441, are as follows:

                                     Operating               Capital
                                       Leases                 Leases
                                    ----------              ---------
      1995                          $ 15,784                 $ 14,667
      1996                            18,793                   17,021
      1997                            18,794                   17,021
      1998                            18,794                   17,021
      1999                            18,794                   17,021
      Thereafter                     136,044                  199,528
                                    --------                 --------

      Total                         $227,003                  282,279
      Less interest factor          ========                  126,424
                                                             --------
      Capital lease obligations                              $155,855
                                                             ========

The cost for the Garden Banks facilities and equipment will exceed the $300 million cost that is the basis for current lease obligations, primarily due to the recent discovery on Block 387. The total cost of these facilities and equipment is expected to be approximately $350 million, including
$20 million of capitalized financing costs. The Company anticipates that the lease arrangements will be modified for the additional costs.

The Company bears an allocated share of rental expenses incurred by ENSERCH affiliates under noncancelable long-term operating leases, principally for office space. The Company's allocated share of rental expenses totaled $3,071, $4,985 and $3,547 in 1994, 1993 and 1992, respectively.

Environmental Matters - The Company is subject to federal, state and local environmental laws and regulations that regulate the discharge of materials into the environment. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The level of future expenditures for environmental matters, including costs of obtaining operating permits, enhanced equipment monitoring and modifications under the Clean Air Act and cleanup obligations, cannot be fully ascertained until the regulations that implement the applicable laws have been approved and adopted. However, the capital expenditures required to achieve compliances with the Clean Air Act regulations, in their current form, have been estimated to be less than $1 million. It is management's opinion that all such costs, when finally determined, will not have a material adverse effect on the financial position or results of operations of the Company.

7.    SUPPLEMENTARY GAS AND OIL INFORMATION

Gas and Oil Producing Activities - The following tables set forth information relating to gas and oil producing activities. Reserve data for natural gas liquids attributable to leasehold interests owned by the Company are included in oil and condensate.

                                                                          1994             1993
                                                                      ----------        ----------
Capitalized Costs:
  Proved gas and oil properties . . . . . . . . . . . . . . . . . .   $1,897,447        $1,721,345
  Unproved gas and oil properties . . . . . . . . . . . . . . . . .      172,604            82,236
                                                                      ----------        ----------
                               Total. . . . . . . . . . . . . . . .   $2,070,051        $1,803,581
                                                                      ==========        ==========
Accumulated depreciation and amortization . . . . . . . . . . . . .   $  829,188        $  775,570
                                                                      ==========        ==========

                                                            1994            1993          1992
                                                         --------         -------       -------
Costs Incurred:
Property acquisition costs:
  Proved. . . . . . . . . . . . . . . . . . . .          $  1,546       $  8,179        $   886
  Unproved. . . . . . . . . . . . . . . . . . .            20,386         12,429          8,969
Exploration costs . . . . . . . . . . . . . . .            58,163         36,397         35,030
Development costs . . . . . . . . . . . . . . .            83,346         62,401         16,355
                                                         --------       --------        -------
  Total . . . . . . . . . . . . . . . . . . . ..         $163,441       $119,406        $61,240
                                                         ========       ========        =======
Amortization (per MMBtu)(a) . . . . . . . . . ..         $    .96       $    .91        $   .91
                                                         ========       ========        =======

(a)  Amortization expense per unit of production converted to a common unit of measure, millions of British thermal units (MMBtu).

Costs excluded from the amortizable base as of December 31, 1994:


                                                                                                         Total at
                                                                                              Prior    December 31,
Year Incurred                                              1994        1993        1992       Years        1994
                                                         --------     -------     -------    -------   -----------
Property acquisition costs. . . . . . . . . . . . .      $ 20,591     $11,369     $ 4,178    $10,506    $ 46,644
Exploration costs . . . . . . . . . . . . . . . . .        16,991       3,797       6,794      9,021      36,603
Development costs . . . . . . . . . . . . . . . . .        77,380                                         77,380
Interest capitalized. . . . . . . . . . . . . . . .         4,530       3,394       3,062        991      11,977
                                                         --------     -------     -------    -------    --------
  Total   . . . . . . . . . . . . . . . . . . . . . .    $119,492     $18,560     $14,034    $20,518    $172,604
                                                         ========     =======     =======    =======    ========

Approximately 65% of excluded costs relates to offshore activities in the Gulf of Mexico and the remainder relates to domestic onshore exploration activities. The anticipated timing of the inclusion of these costs in the amortization computation will be determined by the rate at which exploratory and development activities continue, which are expected to be accomplished within ten years.

The following information is required and defined by the Financial Accounting Standards Board. The disclosure does not represent the results of operations based on historical financial statements. In addition to requiring different determinations of revenues and costs, the disclosure excludes the impact of interest expense and corporate overheads.

Results of operations:                                                 1994           1993           1992
                                                                     --------       --------       --------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $169,487       $186,224       $164,634
Less:
  Production costs. . . . . . . . . . . . . . . . . . . . . . . .      43,282         45,684         43,132
  Exploration costs (a) . . . . . . . . . . . . . . . . . . . . .       6,942          6,276          8,128
  Depreciation and amortization . . . . . . . . . . . . . . . . .      78,123         75,917         74,378
                                                                     --------       --------       --------
   Net producing activities . . . . . . . . . . . . . . . . . . .    $ 41,140       $ 58,347       $ 38,996
                                                                     ========       ========       ========

(a) Includes internal costs that cannot be directly identified with acquisition, exploration or development activities.

Hedging Activities - At December 31, 1994, the Company had outstanding swaps, collars and futures agreements extending through December 31, 1995 to exchange payments on 17.8 Bcf of natural gas and 1.2 MMBbls of oil on which the Company had $4.1 million of net unrealized gains based on the difference between the strike price and the NYMEX futures price for the applicable trading month.
At December 31, 1994, realized gains on hedging activities of $.9 million were deferred. The weighted average strike price and market price per Mcf of natural gas was $2.06 and $1.84, respectively, and the weighted average strike price and market price per barrel of oil was $17.98 and $17.82, respectively.

Gas and Oil Reserves (Unaudited) - The following table of estimated proved and proved developed reserves of gas and oil has been prepared utilizing estimates of year-end reserve quantities provided by DeGolyer and MacNaughton, independent petroleum consultants. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing gas and oil properties. Accordingly, the reserve estimates are expected to
change as additional performance data become available.   All reserves are
located in the United States.

                                                          Gas (MMcf)                    Oil (MBbl)(a)
                                          ---------------------------------   -------------------------
                                             1994       1993        1992         1994     1993     1992
                                          ---------   ---------   ---------    -------   ------   ------

    At January 1. . . . . . . . . . . . . 1,085,466   1,100,419   1,167,284     38,218   37,939   38,037
    Changes in reserves
      Revisions of previous
        estimates . . . . . . . . . . . .   (24,104)     20,179      (7,054)       141    1,331    1,023
      Extension, discoveries
        and additions . . . . . . . . . .    47,580      34,549      20,817      9,877    1,292    1,444
      Purchase of minerals in
        place . . . . . . . . . . . . . .       787       4,379         198         14        3      102
      Sales of minerals in place. . . . .      (894)     (4,042)    (15,665)       (28)     (40)     (42)
    Production. . . . . . . . . . . . . .   (67,102)    (70,018)    (65,161)    (2,081)  (2,307)  (2,625)
                                          ---------   ---------   ---------     ------   ------   ------
    At December 31. . . . . . . . . . . . 1,041,733   1,085,466   1,100,419     46,141   38,218   37,939
                                          =========   =========   =========     ======   ======   ======

    Proved Developed Reserves:
      At January 1. . . . . . . . . . . .   734,077     675,844     974,031     14,249   13,552   17,763
      At December 31. . . . . . . . . . .   698,640     734,077     675,844     14,092   14,249   13,552

   (a)  Includes condensate and natural gas liquids attributable to leasehold interests of 854
       MBbl for 1994, 931 MBbl for 1993 and 789 MBbl for 1992.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserve Quantities (Unaudited) - has been prepared using estimated future production rates and associated production and development costs. Continuation of economic conditions existing at the balance sheet date was assumed. Accordingly, estimated future net cash flows were computed by applying prices and contracts in effect in December to estimated future production of proved gas and oil reserves, estimating future expenditures to develop proved reserves and estimating costs to produce the proved reserves based on average costs for the year. Average prices used in the computations were: Gas (per Mcf) $2.29 in 1994, $2.38 in 1993 and $2.18 in 1992; Oil
(per barrel) $14.05 in 1994, $11.68 in 1993 and $18.16 in 1992.

Because reserve estimates are imprecise and changes in the other variables are unpredictable, the standardized measure should be interpreted as indicative of the order of magnitude only and not as precise amounts.

Standardized Measure (in millions):                            1994         1993            1992
                                                           --------       --------        --------
Future cash inflows . . . . . . . . . . . . . . . . . .    $3,006.9       $3,031.6        $3,056.4
Future production and development costs . . . . . . . .     1,045.0        1,042.8         1,039.3
                                                           --------       --------        --------
Future net cash flows . . . . . . . . . . . . . . . . .     1,961.9        1,988.8         2,017.1
Less 10% annual discount. . . . . . . . . . . . . . . .       821.2          886.4           908.7
                                                           --------       --------        --------
Discounted future net cash flows before income tax. . .     1,140.7       $1,102.4        $1,108.4
                                                                          ========        ========
Future income-tax expense                                    (524.6)
Plus 10% annual discount on income taxes. . . . . . . .       240.4
                                                           --------
Standardized measure of discounted future net
    cash flows. . . . . . . . . . . . . . . . . . . . .    $  856.5
                                                           ========

Change in Standardized Measure (in millions):

Sales and transfers of gas and oil produced, net of
     production costs . . . . . . . . . . . . . . . . .     $(120.5)      $ (135.6)       $ (114.5)
Changes in prices, net of production and future
     development costs. . . . . . . . . . . . . . . . .       (33.9)           3.6            20.7
Extensions, discoveries and improved recovery,
     less related costs . . . . . . . . . . . . . . . .       125.4           41.4            22.3
Other purchases of minerals in place. . . . . . . . . .         1.6            9.4              .9
Revisions of previous quantity estimates. . . . . . . .       (26.5)         (29.6)           16.4
Sale of minerals in place.. . . . . . . . . . . . . . .        (1.3)                          (4.9)
Accretion of discount . . . . . . . . . . . . . . . . .       102.7          105.1           102.4
Net change in income taxes. . . . . . . . . . . . . . .      (284.2)
Other . . . . . . . . . . . . . . . . . . . . . . . . .        (9.2)           (.3)            4.7
                                                            -------       ---------       --------
    Total . . . . . . . . . . . . . . . . . . . . . . .     $(245.9)      $   (6.0)       $   48.0
                                                            =======       =========       ========

8.       SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results (Unaudited) - The results of operations by quarters for EP are summarized below. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made. The historical financial statements of EP include interest charges on the debt now assumed by ENSERCH and do not include provisions for income taxes as discussed in Note 2.

                                                               Quarter Ended
                                            -------------------------------------------------------
                                            March 31      June 30     September 30     December 31
                                            --------      --------    ------------     ------------
1994:
  Revenues. . . . . . . . . . . . . . . .    $49,709       $43,427        $40,404         $41,562
  Operating Income  . . . . . . . . . . .     11,122         8,692          3,268           9,754
  Net Income (Loss) . . . . . . . . . . .      4,917         5,185         (2,082)          3,946
  Net Income (Loss) Per Unit. . . . . . .        .05           .05           (.02)            .04

1993:
  Revenues. . . . . . . . . . . . . . . .    $39,755       $47,709        $47,638         $49,890
  Operating Income  . . . . . . . . . . .      5,118         9,160          7,267           4,841
  Net Income (Loss) . . . . . . . . . . .       (640)        2,743            548          (6,532)
  Net Income (Loss) Per Unit. . . . . . .      (.01)           .03            .01            (.06)

Interest Costs - are summarized below:
                                                            1994            1993            1992
                                                           ------        --------         --------
  Interest costs incurred . . . . . . . . . .             $25,270         $34,481(a)       $25,454
  Interest capitalized. . . . . . . . . . . .              (4,711)         (4,214)          (5,262)
                                                           -------       --------         --------
  Interest charged to expense . . . . . . . . .            $20,559        $30,267          $20,192
                                                           =======        =======          =======

  (a) Includes $6 million provision for interest due royalty owners.