Form 10-Q
period 1995-03-31
ENSERCH EXPLORATION INC
filed 1995-05-12
CIK 931006

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURTIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1995        Commission File No. 1-8876



                         ENSERCH EXPLORATION, INC.


Incorporated - State of Texas     I.R.S. Identification No. 75-2017566

                  1817 Wood Street, Dallas, Texas  75201

     Registrant's telephone number, including Area Code:  214-748-1110









      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                            Yes   X     No
                                 ----       ----



      Number of shares of Common Stock of Registrant outstanding as of May 12, 1995: 104,609,242.

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           ENSERCH EXPLORATION, INC.
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                             Three Months
                                                            Ended March 31
                                                      ------------------------
                                                                     Pro Forma
                                                         1995          1994
                                                      ----------    ----------
                                                         (In thousands except
                                                          per share amounts)
Revenues
  Natural gas. . . . . . . . . . . . . . . . . . . .   $ 31,885      $ 42,523
  Oil and condensate . . . . . . . . . . . . . . . .      8,937         7,126
  Natural gas liquids. . . . . . . . . . . . . . . .        737           409
  Other. . . . . . . . . . . . . . . . . . . . . . .         94           153
                                                       --------      --------
     Total . . . . . . . . . . . . . . . . . . . . .     41,653        50,211
                                                       --------      --------
Costs and Expenses
  Production and operating . . . . . . . . . . . . .      8,801         7,647
  Exploration. . . . . . . . . . . . . . . . . . . .      2,102         1,852
  Depreciation and amortization. . . . . . . . . . .     19,061        21,014
  General, administrative and other. . . . . . . . .      6,620         4,632
  Taxes, other than income . . . . . . . . . . . . .      3,539         3,604
                                                       --------      --------
     Total . . . . . . . . . . . . . . . . . . . . .     40,123        38,749
                                                       --------      --------

Operating Income . . . . . . . . . . . . . . . . . .      1,530        11,462
Other Income (Expense) - Net . . . . . . . . . . . .        (24)
Interest Income. . . . . . . . . . . . . . . . . . .      1,026         1,807
Interest Expense . . . . . . . . . . . . . . . . . .       (605)         (292)
                                                       --------      --------
Income Before Income Taxes . . . . . . . . . . . . .      1,927        12,977
Income Taxes . . . . . . . . . . . . . . . . . . . .        675         4,542
                                                       --------      --------
Net Income . . . . . . . . . . . . . . . . . . . . .   $  1,252      $  8,435
                                                       ========      ========
Net Income Per Share of Common Stock . . . . . . . .   $    .01      $    .08
                                                       ========      ========
Average Common Shares Outstanding. . . . . . . . . .    104,582       104,581
                                                       ========      ========

See accompanying Notes.


                           ENSERCH EXPLORATION, INC.
                 CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                      Three Months Ended March 31, 1995
                                (In thousands)



OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . .         $  1,252
  Depreciation and amortization. . . . . . . . . . . . . . .           19,061
  Deferred income-tax expense. . . . . . . . . . . . . . . .            2,046
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .           (9,212)
  Changes in current operating assets and liabilities
    Accounts receivable. . . . . . . . . . . . . . . . . . .           (4,243)
    Other current assets . . . . . . . . . . . . . . . . . .           (1,663)
    Accounts payable . . . . . . . . . . . . . . . . . . . .            3,243
    Other current liabilities. . . . . . . . . . . . . . . .            1,679
                                                                     --------
    Net cash flows from operating activities . . . . . . . .           12,163
                                                                     --------

INVESTING ACTIVITIES
  Additions of property, plant and equipment . . . . . . . .          (47,361)
  Retirements of property, plant and equipment . . . . . . .           (1,014)
  Collection of note receivable from affiliated company. . .           86,077
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .           (7,774)
                                                                     --------
    Net cash flows from investing activities . . . . . . . .           29,928
                                                                     --------

FINANCING ACTIVITIES
  Change in temporary advances with
    affiliated companies . . . . . . . . . . . . . . . . . .          (41,003)
  Payments of capital lease obligations. . . . . . . . . . .             (676)
                                                                     --------
    Net cash flows used for financing activities                      (41,679)
                                                                     --------
Net Increase in Cash . . . . . . . . . . . . . . . . . . . .              412
Cash at Beginning of Period. . . . . . . . . . . . . . . . .              227
                                                                     --------
Cash at End of Period. . . . . . . . . . . . . . . . . . . .         $    639
                                                                     ========

See accompanying Notes.

                           ENSERCH EXPLORATION, INC.
                           CONDENSED BALANCE SHEETS
                          (March 31, 1995 Unaudited)

                                                       March 31    December 31
                                                         1995          1994
                                                      ---------    -----------
                                                           (In thousands)
ASSETS
Current Assets
 Cash. . . . . . . . . . . . . . . . . . . . . . . . $      639    $      227
 Accounts receivable - trade . . . . . . . . . . . .     14,051        16,667
 Accounts receivable - affiliated companies. . . . .     18,446        11,587
 Note receivable - affiliated company. . . . . . . .                   86,077
 Other . . . . . . . . . . . . . . . . . . . . . . .      4,173         2,510
                                                     ----------    ----------
    Total current assets . . . . . . . . . . . . . .     37,309       117,068
                                                     ----------    ----------
Property, Plant and Equipment (at cost):
 Gas and oil properties (full-cost method) . . . . .  2,119,298     2,070,051
 Other . . . . . . . . . . . . . . . . . . . . . . .     12,899        15,346
                                                     ----------    ----------
    Total. . . . . . . . . . . . . . . . . . . . . .  2,132,197     2,085,397
 Less accumulated depreciation and amortization. . .    856,573       839,087
                                                     ----------    ----------
    Net property, plant and equipment. . . . . . . .  1,275,624     1,246,310
                                                     ----------    ----------
Other Assets . . . . . . . . . . . . . . . . . . . .     16,528         6,634
                                                     ----------    ----------
    Total. . . . . . . . . . . . . . . . . . . . . . $1,329,461    $1,370,012
                                                     ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable - trade. . . . . . . . . . . . . . $   55,380    $   57,631
 Accounts payable - affiliated companies . . . . . .      2,762         5,042
 Temporary advances - affiliated companies (net) . .     60,529       101,532
 Current portion of capital lease obligations. . . .      4,760         4,760
 Other . . . . . . . . . . . . . . . . . . . . . . .      3,404         1,725
                                                     ----------    ----------
    Total current liabilities. . . . . . . . . . . .    126,835       170,690
                                                     ----------    ----------
Capital Lease Obligations. . . . . . . . . . . . . .    150,419       151,095
                                                     ----------    ----------
Deferred Income Taxes. . . . . . . . . . . . . . . .    292,169       290,123
                                                     ----------    ----------
Other Liabilities. . . . . . . . . . . . . . . . . .     32,895        32,223
                                                     ----------    ----------
Common Shareholders' Equity
  Common stock (200,000 shares authorized;
    104,609 and 104,581 shares outstanding). . . . .    104,609       104,581
  Paid in capital. . . . . . . . . . . . . . . . . .    621,566       621,300
  Retained earnings. . . . . . . . . . . . . . . . .      1,252
  Unamortized restricted stock compensation. . . . .       (284)
                                                     ----------    ----------
    Common shareholders' equity. . . . . . . . . . .    727,143       725,881
                                                     ----------    ----------
    Total. . . . . . . . . . . . . . . . . . . . . . $1,329,461    $1,370,012
                                                     ==========    ==========

See accompanying Notes.

                          ENSERCH EXPLORATION, INC.
                   Notes to Condensed Financial Statements



1. On December 30, 1994, through a series of transactions, Enserch Exploration, Inc. (EEX) acquired all of the operating properties of Enserch Exploration Partners, Ltd. (EP) and EP received common stock of EEX. EP was then liquidated, and its partners received one share of EEX common stock for each limited and general partnership interest held. The ENSERCH companies also received EP's interests in and assumed EP's obligations under certain equipment lease arrangements (the equipment was simultaneously subleased to EEX) and assumed approximately $395 million principal amount of EP's indebtedness, plus accrued interest.

   EEX had no operations in 1994. The pro forma statements of income of EEX for 1994 represent EP's results adjusted to reflect (1) the assumption by ENSERCH companies of $395 million of EP's debt, (2) the 1% general partner interest previously not included in EP's results, (3) the changes in offshore facilities and equipment lease terms, (4) the cost allocation for management of certain corporate services, and (5) a provision for corporate income taxes that were not payable by EP as a partnership.

2. Earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period, including common equivalent shares when dilutive.

3. In April 1995, EEX entered into a definitive agreement to acquire 100% of the capital stock of DALEN Corporation for $340 million plus the assumption of $115 million of bank debt. Also in April 1995, a Mobil Corporation affiliate exercised its option to acquire a 40% working interest in EEX's Garden Banks unit.

4. Components of current liabilities in the December 1994 balance sheet have been reclassified.

5. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made.

INDEPENDENT ACCOUNTANTS' REPORT



Enserch Exploration, Inc.:


   We have reviewed the accompanying condensed balance sheet of Enserch Exploration, Inc. as of March 31, 1995, and the related condensed statements of income and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Enserch Exploration, Inc., as of December 31, 1994, (not presented herein); and in our report dated February 10, 1995, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1994, is fairly stated in all material respects, in relation to the balance sheet from which it has been derived.






DELOITTE & TOUCHE LLP

Dallas, Texas
April 26, 1995

Item 2.            Management's Discussion and Analysis of
                Financial Condition and Results of Operations


RESULTS OF OPERATIONS -On December 30, 1994, through a series of transactions, Enserch Exploration, Inc. (EEX) acquired all of the operating properties of Enserch Exploration Partners, Ltd. (EP). Accordingly, EEX had no operations in 1994. All references to 1994 are to the pro forma results for EEX, which represent the adjusted results of EP. EEX had first-quarter 1995 net income of $1.3 million ($.01 per share), compared with $8.4 million ($.08 per share) for the first quarter of 1994, reflecting a decline in both prices and sales volumes for natural gas. Operating income for the first three months of 1995 was $1.5 million versus $11.5 million for the year-ago period.

First-quarter 1995 revenues were $42 million, compared with $50 million for the same period last year. Natural-gas revenues of $32 million were 25% below the first quarter of 1994. The average natural-gas price received fell from $2.32 per thousand cubic feet (Mcf) in the first quarter of 1994 to $2.22 per Mcf in the first quarter of 1995. The average price received benefited from gas price hedge positions and longer term contracts at prices above current spot market prices. Natural-gas sales volumes from production were
14.4 billion cubic feet (Bcf) versus 18.4 Bcf in the year-earlier period. The decline in sales volumes reflects lower output from Gulf of Mexico properties, partially due to maintenance work; lower output from East Texas fields, partially due to timing differences on annual delivery requirements on reserves sold in 1988; and reduced expenditures for replacing gas production because of lower gas prices.

Oil and condensate revenues of $8.9 million were $1.8 million higher than the first quarter of 1994, with sales volumes of 533 thousand barrels up 11% from the year-earlier period. The average price per barrel of oil for the first quarter was $16.77, compared with $14.85 for the first quarter last year.

EEX uses gas and oil swaps, collars and futures agreements to hedge volatile product prices for a portion (normally 30 to 70 percent) of anticipated future gas and oil production. Hedges increased gas revenues by $3.0 million in the first quarter of 1995, compared with virtually no impact on revenues in the 1994 first quarter. Hedges reduced first-quarter 1995 oil revenues by $.1 million but added $.7 million in the first quarter of 1994. At March 31, 1995, EEX had outstanding swaps, collars and futures agreements extending through June 1996 to exchange payments on some 13.3 Bcf of gas and 1.2 million barrels (MMBbls) of oil on which EEX had $1.4 million of net unrealized gains. At March 31, 1995, realized gains on hedging activities of $.6 million were deferred.

Costs and expenses for the first quarter of 1995 of $40 million were slightly higher than the $39 million for the year-earlier period. Production and operating costs were $1.2 million above the first quarter of 1994 due to higher maintenance costs. General, administrative and other expenses for the first quarter of 1995 reflect a $1.2 million provision for the deductible portion of injuries and damages claims, while first-quarter 1994 included a $.6 million reduction from reserves for such claims no longer required. Depreciation and amortization decreased 9% due to the decline in production, partially offset by a higher-per-unit amortization of capitalized costs caused by higher onshore exploratory expenditures and the cost of equipment under capital leases. Product prices are subject to seasonal and other fluctuations. A decline in prices from March levels or other factors, without mitigating circumstances, could cause a future write-down of capitalized costs and a noncash charge against income.

Interest income for the first quarter of 1995 decreased $.8 million from the prior first quarter due to the collection of a note receivable from an ENSERCH affiliate in February 1995.

Operating results for 1995 will be impacted by the third-quarter commencement of production from Garden Banks Block 388. Revenues from the early levels of production on the two pre-drilled wells may not be sufficient to cover operating costs, amortization and the equipment lease costs on the floating production platform and related facilities. Some operating costs and amortization vary with production; however, other costs and the equipment lease costs are essentially fixed. Operating results are expected to improve significantly for 1996 as production begins from several development wells and equipment lease and other fixed costs are spread over significantly more production.

LIQUIDITY AND FINANCIAL RESOURCES - Net cash flows from operating activities were $12 million in the first quarter of 1995. Investing activities provided $30 million during the period, which included $86 million from the collection of the note receivable from an affiliated company and a $47 million requirement for property additions. Temporary advances from affiliates were reduced by $41 million.

Originally planned property, plant and equipment additions for 1995 total $155 million. However, expenditures will be reduced if cash flows from operations prove to be less than anticipated. The expenditures exclude costs of the floating production platform and related facilities for the Garden Banks project, which are being provided under lease arrangements with an ENSERCH affiliate.

Total capitalization at March 31, 1995 was $882 million, with common shareholders' equity representing 82% of the total, virtually unchanged from year-end 1994.

EEX intends to utilize substantially all of its internally generated cash flow for growth of the company. Internally generated cash flow may be supplemented by borrowings to fund temporary cash deficiencies. EEX has a $100 million temporary credit arrangement with ENSERCH of which $57 million was outstanding at March 31, 1995. In May, a $350 million independent facility with a group of banks was arranged.

RECENT EVENTS - Acquisition of DALEN Corporation (DALEN) - On April 13, 1995, EEX entered into a definitive agreement, subject to regulatory review and approval, to acquire 100% of the capital stock of DALEN for $340 million and the refinancing of $115 million of DALEN's bank debt. The closing is expected by early June 1995. The purchase price will be funded initially through EEX bank lines. A $150 million bridge loan will be used to refinance DALEN's bank debt and reduce advances from ENSERCH. The bridge loan is expected to be paid later in the year with the proceeds of a $150 million asset-based financing. EEX intends to issue common stock in a public offering later this year to repay all or a portion of the EEX bank line financing used to make the acquisition. The common stock issue is expected to increase the public ownership in EEX from less than 1% to approximately 20%. DALEN's exploration and production activities are primarily focused in the Gulf Coast, Gulf of Mexico and Mid-Continent areas.

Garden Banks - Also in April 1995, a Mobil Corporation affiliate exercised its option to acquire a 40% working interest in EEX's Garden Banks unit for undisclosed consideration. Mobil will also be funding 40% of the costs of the production system and drilling and completion costs. Production at Garden Banks is expected to begin in the third quarter of 1995, with initial production from the first two wells expected to aggregate approximately nine thousand barrels per day. A third well is expected to be drilled and connected to the system by year-end, with additional wells added throughout 1996.

Green Canyon - DeGolyer and MacNaughton (D&M), independent petroleum engineers, have recently recognized gross proven reserve levels at Green Canyon Block 254 to be 50 MMBbls of oil and 102 Bcf of natural gas. Separately, a Mobil Corporation affiliate has signed a letter of intent to purchase a 40% interest in the Green Canyon project, which is subject to mutually acceptable consummation documents. Also, Reading & Bates signed a letter of intent to purchase a 20% interest in the project. EEX will have a 40% interest and will remain operator. The Green Canyon project provides a significant addition to EEX's proven reserves. Proven reserves for EEX recognized by D&M at December 31, 1994, which did not include the Green Canyon project, were 46.1 MMBbls of oil and 1,042 Bcf of natural gas.

                           ENSERCH EXPLORATION, INC.
                     SUMMARY OF OPERATING DATA (UNAUDITED)

                                                              Three Months
                                                             Ended March 31
                                                         ---------------------
                                                                     Pro Forma
                                                           1995         1994
                                                         -------       -------
Operating Income (in millions) . . . . . . . . . . .    $   1.5       $  11.5
                                                        =======       =======
Revenues (in millions)
 Natural gas . . . . . . . . . . . . . . . . . . . .    $  31.9       $  42.5
 Oil and condensate  . . . . . . . . . . . . . . . .        8.9           7.1
 Natural gas liquids . . . . . . . . . . . . . . . .         .7            .4
 Other revenues - net. . . . . . . . . . . . . . . .         .1            .2
                                                        -------       -------
    Total. . . . . . . . . . . . . . . . . . . . . .    $  41.6       $  50.2
                                                        =======       =======
Sales Volumes
 Natural gas (MMcf)  . . . . . . . . . . . . . . . .     14,361        18,367
 Oil and condensate (MBbl) . . . . . . . . . . . . .        533           480
 Natural gas liquids (MBbl). . . . . . . . . . . . .         66            41
 Total volumes (MMcfe) (a) . . . . . . . . . . . . .     17,468        21,091

Average Sales Price
 Natural gas (per Mcf) . . . . . . . . . . . . . . .    $  2.22       $  2.32
 Oil and condensate (per Bbl). . . . . . . . . . . .      16.77         14.85
 Natural gas liquids (per Bbl) . . . . . . . . . . .      11.17          9.98
 Total product revenue (per Mcfe) (a). . . . . . . .       2.38          2.37

Cost and Expenses in Equivalent Energy
 Content (per Mcfe) (a)
 Production and operating (b). . . . . . . . . . . .    $   .50       $   .36
 Exploration . . . . . . . . . . . . . . . . . . . .        .12           .09
 Depreciation and amortization . . . . . . . . . . .       1.09          1.00
 General, administrative and other . . . . . . . . .        .38           .22
 Taxes, other than income. . . . . . . . . . . . . .        .20           .17

Net Wells
 Drilled . . . . . . . . . . . . . . . . . . . . . .         15            16
 Productive. . . . . . . . . . . . . . . . . . . . .         10             8

(a) For the purpose of providing a common unit of measure, oil and natural gas liquids have been converted to Mcf equivalents (Mcfe) on the basis of relative energy content: one barrel of oil equals 5.33 Mcfe and one barrel of natural gas liquids equals 4.0 Mcfe.

(b) Excludes related production, severance and ad valorem taxes.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        A lawsuit was filed on February 7, 1995, in the United States District Court for the Southern District of Texas, Galveston Division, against certain defendants by a plaintiff who allegedly suffered personal injuries while working aboard an offshore rig. The Company is required contractually to indemnify these defendants. The plaintiff seeks $4.5 million in actual damages, interest and costs. In the opinion of management, the Company will incur no liability from this claim that would be considered material for financial reporting purposes.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            EXHIBIT (15) - Letter of Deloitte & Touche LLP dated
                           May 10, 1995, regarding unaudited
                           interim financial statements

        (b) A Current Report on Form 8-K dated December 30, 1994, was filed on January 6, 1995 (conversion of Enserch Exploration Partners, Ltd. into Enserch Exploration, Inc.).

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ENSERCH EXPLORATION, INC.
                                             (Registrant)



Dated May 10, 1995            By            /s/Gary J. Junco
                                ----------------------------------------
                                               Gary J. Junco
                                   President and Chief Operating Officer




Dated May 10, 1995            By             /s/J. W. Pinkerton
                                ----------------------------------------
                                                J. W. Pinkerton
                                         Vice President and Controller