Form 10-Q/A
period 1995-03-31
ENSERCH EXPLORATION INC
filed 1995-05-16
CIK 931006

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


                          FORM 10-Q/A-1


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1995      Commission File No. 1-11413



                    ENSERCH EXPLORATION, INC.


Incorporated - State of Texas             I.R.S. Identification No. 75-2556975

     4849 Greenville Avenue, Suite 1500, Dallas, Texas 75206

Registrant's telephone number, including Area Code:  214-987-7878





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                        Yes   X       No
                            -----        -----







     Number of shares of Common Stock of Registrant outstanding as of May 12, 1995: 104,609,242.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ENSERCH EXPLORATION, INC.
                                          (Registrant)


Dated: May 16, 1995                By      /s/ J. W. Pinkerton
                                      ---------------------------------
                                             J. W. Pinkerton
                                      Vice President and Controller



Dated: May 16, 1995                By      /s/ J. W. Pinkerton
                                     -------------------------------
                                             J. W. Pinkerton
                                       Vice President and Controller
                                        (Chief Accounting Officer)