Form 10-Q
period 1995-06-30
ENSERCH EXPLORATION INC
filed 1995-08-14
CIK 931006

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                        FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURTIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1995        Commission File No. 1-11413



                                ENSERCH EXPLORATION, INC.


Incorporated - State of Texas     I.R.S. Identification No. 75-2556975

                4849 Greenville Avenue, Suite 1200, Dallas, Texas  75206

            Registrant's telephone number, including Area Code:  214-369-7893









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



       Number of shares of Common Stock of Registrant outstanding as of August 11, 1995: 104,634,242.

                                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                                       ENSERCH EXPLORATION,INC.
                        CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                         Three Months Ended       Six Months Ended
                                                               June 30                June 30
                                                      -----------------------   --------------------
                                                       1995          1994       1995        1994
                                                      -------      -------     ------     -------
                                                           (In thousands except per share amounts)
Revenues
  Natural gas. . . . . . . . . . . . . . . . . . .    $35,123      $35,893    $67,008     $78,417
  Oil and condensate . . . . . . . . . . . . . . .     11,730        8,134     20,677      15,743
  Natural gas liquids. . . . . . . . . . . . . . .        960          390      1,695         841
  Other. . . . . . . . . . . . . . . . . . . . . .        174           56        268         209
                                                      -------      -------    -------     -------
      Total. . . . . . . . . . . . . . . . . . . .     47,987       44,473     89,648      95,210
                                                      -------      -------    -------     -------
Costs and Expenses
  Production and operating . . . . . . . . . . . .     11,150        7,130     19,543      15,612
  Exploration. . . . . . . . . . . . . . . . . . .      2,483        2,268      5,474       4,534
  Depreciation and amortization. . . . . . . . . .     27,454       20,044     46,547      40,930
  General, administrative and other. . . . . . . .      7,701        3,435     14,743       7,944
  Taxes, other than income . . . . . . . . . . . .      4,168        3,196      7,746       6,773
                                                      -------      -------    -------     -------
      Total. . . . . . . . . . . . . . . . . . . .     52,956       36,073     94,053      75,793
                                                      -------      -------    -------     -------
Operating Income (Loss). . . . . . . . . . . . . .     (4,969)       8,400     (4,405)     19,417
Other Income (Expense) - Net . . . . . . . . . . .         21           17         (3)         17
Interest Income. . . . . . . . . . . . . . . . . .                     136      1,026         188
Interest Expense . . . . . . . . . . . . . . . . .     (2,994)      (3,642)    (3,599)     (9,885)
                                                      -------      -------    -------     -------
Income (Loss) Before Income Taxes. . . . . . . . .     (7,942)       4,911     (6,981)      9,737
Income Tax Benefit . . . . . . . . . . . . . . . .     (2,780)        (120)    (2,443)       (198)
                                                      -------      -------    -------     -------
Net Income (Loss). . . . . . . . . . . . . . . . .    $(5,162)     $ 5,031    $(4,538)    $ 9,935
                                                      =======      =======    =======     =======

Pro Forma Information:
  Income before income taxes . . . . . . . . . . .                 $ 4,911                $ 9,737
  Income taxes (Including income taxes on
    partnership operations). . . . . . . . . . . .                   1,732                  3,419
                                                                   -------                -------
  Net Income . . . . . . . . . . . . . . . . . . .                 $ 3,179                $ 6,318
                                                                   =======                =======

Net Income (Loss) Per Share (Pro forma
  for the three months and six months
  ended June 30, 1994) . . . . . . . . . . . . . .    $  (.05)     $   .03    $  (.04)    $   .06
                                                      =======      =======    =======     =======
Weighted Average Shares Outstanding. . . . . . . .    105,695      105,695    105,695     105,695
                                                      =======      =======    =======     =======

See accompanying Notes.

                                       ENSERCH EXPLORATION, INC.
                      CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                          Six Months Ended
                                                                               June 30
                                                                      -----------------------
                                                                        1995            1994
                                                                      --------         ------
OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . .     $ (4,538)      $  9,935
  Depreciation and amortization. . . . . . . . . . . . . . . .         46,547         40,930
  Deferred income-tax expense (benefit). . . . . . . . . . . . .        5,499            (30)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (14,400)         (7,191)
  Changes in current operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . .      (9,273)          5,242
    Other current assets . . . . . . . . . . . . . . . . . . . .      (4,602)         (1,144)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . .      13,075          (5,701)
    Other current liabilities. . . . . . . . . . . . . . . . . .       5,519           1,481
                                                                     --------       --------
    Net cash flows from operating activities . . . . . . . . . .      37,827          43,522
                                                                     --------       --------
INVESTING ACTIVITIES
  Purchase of DALEN, net of cash acquired. . . . . . . . . . . .    (332,888)
  Additions to property, plant and equipment . . . . . . . . . .     (90,057)        (58,251)
  Retirements of property, plant and equipment . . . . . . . . .       2,715           2,615
  Collection of note receivable from affiliated company. . . . .      86,077
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (16,453)         (9,330)
                                                                     --------       --------
     Net cash flows used for investing activities. . . . . . . .    (350,606)        (64,966)
                                                                     --------       --------
FINANCING ACTIVITIES
  Change in temporary advances with affiliated companies . . . .     (66,333)         47,669
  Payments of capital lease obligations. . . . . . . . . . . . .      (1,997)
  Borrowings under bank revolving credit agreement . . . . . . .     350,000
  Borrowings under bridge loan . . . . . . . . . . . . . . . . .     150,000
  Repayment of DALEN bank debt assumed at acquisition. . . . . .    (115,000)
  Proceeds from long-term notes payable to affiliated companies.                       8,000
  Decrease in advances under leasing arrangements - net. . . . .                     (26,212)
  Cash distributions paid. . . . . . . . . . . . . . . . . . . .                      (7,843)
                                                                     --------       --------
     Net cash flows from financing activities. . . . . . . . . .     316,670          21,614
                                                                     --------       --------
Net Increase in Cash . . . . . . . . . . . . . . . . . . . . . .       3,891             170
Cash at Beginning of Period. . . . . . . . . . . . . . . . . . .         234             343
                                                                     --------       --------
Cash at End of Period. . . . . . . . . . . . . . . . . . . . . .    $  4,125        $    513
                                                                     ========       ========

See accompanying Notes.

                                   ENSERCH EXPLORATION, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (June 30, 1995 Unaudited)

                                                                     June 30        December 31
                                                                       1995             1994
                                                                    ---------       -----------
                                                                         (In thousands)
ASSETS
Current Assets
  Cash.. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    4,125       $      234
  Accounts receivable - trade. . . . . . . . . . . . . . . . .         34,924           16,828
  Accounts receivable - affiliated companies . . . . . . . . .         18,603           11,581
  Note receivable - affiliated company . . . . . . . . . . . .                          86,077
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,437            5,217
                                                                   ----------       ----------
     Total current assets. . . . . . . . . . . . . . . . . . .         71,089          119,937
                                                                   ----------       ----------
Property, Plant and Equipment (at cost):
  Gas and oil properties (full-cost method). . . . . . . . . .      2,630,346        2,094,494
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,863           15,582
                                                                   ----------       ----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . .      2,644,209        2,110,076
  Less accumulated depreciation and amortization . . . . . . .        897,999          856,062
                                                                   ----------       ----------
     Net property, plant and equipment . . . . . . . . . . . .      1,746,210        1,254,014
                                                                   ----------       ----------
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . .         24,038            7,284
                                                                   ----------       ----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,841,337       $1,381,235
                                                                   ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable - trade . . . . . . . . . . . . . . . . . .     $   73,024       $   58,593
  Accounts payable - affiliated companies. . . . . . . . . . .                           7,060
  Temporary advances - affiliated companies (net). . . . . . .         39,136          105,469
  Current portion of bank revolving credit agreement . . . . .        300,000
  Current portion of capital lease obligations . . . . . . . .          4,760            4,760
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,914            1,728
                                                                   ----------       ----------
     Total current liabilities . . . . . . . . . . . . . . . .        433,834          177,610
                                                                   ----------       ----------
Bank Revolving Credit Agreement. . . . . . . . . . . . . . . .         50,000
                                                                   ----------       ----------
Capital Lease Obligations. . . . . . . . . . . . . . . . . . .        149,098          151,095
                                                                   ----------       ----------
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . .        289,798          284,299
                                                                   ----------       ----------
Other Liabilities. . . . . . . . . . . . . . . . . . . . . . .         37,274           32,223
                                                                   ----------       ----------
Minority Interest - Subsidiary Preferred Stock . . . . . . . .        150,000
                                                                   ----------       ----------
Common Shareholders' Equity
  Common stock (200,000 shares authorized;
    105,723 and 105,695 shares outstanding). . . . . . . . . .        105,723          105,695
  Paid in capital. . . . . . . . . . . . . . . . . . . . . . .        630,494          630,313
  Retained earnings (deficit). . . . . . . . . . . . . . . . .         (4,538)
  Unamortized restricted stock compensation. . . . . . . . . .           (346)
                                                                   ----------       ----------
     Common shareholders' equity . . . . . . . . . . . . . . .        731,333          736,008
                                                                   ----------       ----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,841,337       $1,381,235
                                                                   ==========       ==========

See accompanying Notes.

                              ENSERCH EXPLORATION, INC.
               Notes to Condensed Consolidated Financial Statements

1. Prior to December 30, 1994, the operations of Enserch Exploration, Inc. ("EEX"), a corporation, were conducted through Enserch Exploration Partners, Ltd. ("EP"), a partnership. EP was a publicly traded entity with published financial statements. On December 30, 1994, through a series of transactions, EEX (then a newly formed corporation) acquired all of the partnership interests of EP Operating Limited Partnership ("EPO"), the 99% owned operating partnership of EP, and EP received common stock of EEX.
   EPO was then merged into EEX and thereafter EP was liquidated, and its partners received one share of EEX common stock for each limited and general partnership interest held. ENSERCH companies also received EP's interests in and assumed EP's obligations under certain equipment lease arrangements (the equipment was simultaneously subleased to EEX) and assumed approximately $395 million principal amount of EP's indebtedness (including $86 million of debt owed by EP to EPO that did not appear on EP's consolidated balance sheet), plus accrued interest.

   In 1995, EEX acquired the international gas and oil operations of ENSERCH by the issuance of 1,113,545 shares of EEX Common Stock and acquired the SACROC operations of ENSERCH for $1.65 million in cash. Both transactions were based on the value of the underlying properties as determined by independent petroleum engineers. ENSERCH's historical carrying value of the assets acquired and liabilities assumed has been recorded by EEX. The excess of ENSERCH's carrying value over the purchase price of the SACROC properties has been credited to paid in capital. The stated number of shares issued to acquire the international operations were determined using an estimated value per share of EEX Common Stock of $14.00. The number of shares will be adjusted in the future based on the actual net proceeds per share received by EEX in a planned public offering of Common Stock.

   The financial statements of EEX for periods prior to December 30, 1994 include the assets, liabilities, operations and cash flows of EP, restated to include the 1% general partners interest in EPO, and the international gas and oil operations and the SACROC operations in a manner similar to a pooling-of-interests since the operations were under the common control of ENSERCH prior to the establishment of EEX.

   EP and EPO were partnerships and, as a result, the income or loss of the partnerships was included in the tax returns of the individual partners. Accordingly, no recognition was given to income taxes in the financial statements of EP. EEX, as a corporation, is a taxable entity. Pro forma net income includes an adjustment to provide for income taxes on the partnerships' operations at the applicable statutory rate.

2. On June 8, 1995, EEX acquired all the capital stock of DALEN Corporation for cash of $340 million and refinanced DALEN's bank debt of $115 million. The acquisition has been accounted for as a purchase. The acquired assets, consisting principally of gas and oil properties, and the liabilities assumed are being evaluated for purposes of assigning the purchase price. It is anticipated that essentially all of the valuation adjustments will be assigned to gas and oil properties.

   EEX borrowed $350 million under a four-year revolving credit agreement (at an interest rate based on LIBOR) to pay the purchase price and reduce advances from ENSERCH by $10 million. In addition, EEX borrowed $150 million under a bridge loan to repay DALEN's bank debt of $115 million and reduce advances from ENSERCH by $35 million. A registration statement for a planned offering of approximately 20 million shares of EEX common stock has been filed with the Securities and Exchange Commission. The borrowing under the revolving credit agreement will be reduced with the proceeds from the offering. Accordingly, $300 million of the borrowing under the revolving credit agreement has been classified as a current liability. The bridge loan was repaid on August 4, 1995 with the proceeds from a $150 million preferred stock offering by a subsidiary of EEX.

   Following is a summary of pro forma results of operations of EEX assuming the DALEN acquisition had occurred at the beginning of the periods presented:

                                             Six Months Ended
                                                 June 30
                                       --------------------------------
                                            1995             1994
                                       ------------      --------------
                                       (In thousands, except per share)

   Revenues                              $137,972            $174,300
   Net Income (Loss)                      (13,038)             11,350
   Net Income After Pro Forma
    Income Taxes on Partnership
    Operations                                                  7,733
   Net Income (Loss) Per Share               (.12)                .07

3. On August 4, 1995, a subsidiary of EEX completed the private placement of $150 million of adjustable rate redeemable preferred stock that is expected to be redeemed by August 4, 2000. The proceeds were used to purchase $150 million of EEX preferred stock, and EEX repaid the bridge loan. In the consolidated financial statements, the EEX preferred stock is eliminated, and the subsidiary preferred stock is reflected as minority interest.
   These transactions are reflected in the June 30, 1995 balance sheet. The dividend rate on the subsidiary preferred stock, which is adjusted quarterly, approximates LIBOR plus .625%.

4. At June 30, 1995, based on a preliminary allocation of the DALEN purchase price, EEX's full cost ceiling amount attributable to the properties acquired was approximately $42 million ($27 million after tax) less than the unamortized cost of producing properties acquired. EEX believes that the DALEN properties have significant exploration and development potential. EEX expects to be able to utilize its expertise, particularly with respect to tight sands reservoirs, to enhance production and cash flows from these properties because of the geologic similarity and proximity of DALEN's major producing properties to EEX's properties. EEX believes that the unamortized cost of the gas and oil properties acquired in the DALEN acquisition is recoverable from future production and was not in fact impaired at June 30, 1995. Accordingly, EEX did not recognize a charge to earnings at June 30, 1995; however, if an excess exists after a year of operation, a write-off may be required.

5. Earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period, including common equivalent shares when dilutive.

6. Components of current liabilities in the December 1994 balance sheet have been reclassified to conform to the 1995 presentation.

7. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods included herein have been made.

INDEPENDENT ACCOUNTANTS' REPORT



Enserch Exploration, Inc.:


     We have reviewed the accompanying condensed consolidated balance sheet of Enserch Exploration, Inc. as of June 30, 1995, and the related condensed statements of consolidated income for the three months and six months ended June 30, 1995 and 1994, and the condensed statements of consolidated cash flows for the six months ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. The consolidated financial statements give retroactive effect to the transactions which have been accounted for in a manner similar to a pooling-of-interests, as described in Note 1 of the Notes to Condensed Consolidated Financial Statements.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Enserch Exploration, Inc., as of December 31, 1994, and the related consolidated statements of income, cash flows and common shareholders' equity for the year then ended prior to restatement for the transactions described in Note 1 of the Notes to Condensed Consolidated Financial Statements (not presented herein); and in our report dated February 10, 1995, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments that were applied to restate the December 31, 1994 consolidated balance sheet of Enserch Exploration, Inc. In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects, in relation to the restated consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP

Dallas, Texas
August 4, 1995

Item 2.                   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations


On June 8, 1995, Enserch Exploration, Inc. (EEX) acquired for cash all of the capital stock of DALEN Corporation (DALEN). The acquisition of DALEN achieves the goals of increasing reserves and lowering average reserve life. The "purchase" method was used to account for the DALEN acquisition; therefore, EEX's results include the results of operations of DALEN from the date of acquisition.

In 1995, EEX acquired the international gas and oil operations and the SACROC operations of ENSERCH Corporation (ENSERCH). The financial statements of EEX for periods prior to December 30, 1994 include the assets, liabilities, operations and cash flows of Enserch Exploration Partners, Ltd., restated to include the 1% general partners interest in EP Operating Limited Partnership, and the international gas and oil operations and the SACROC operations in a manner similar to a pooling-of-interests since the operations were under the common control of ENSERCH prior to the establishment of EEX.

RESULTS OF OPERATIONS

QUARTERS ENDED JUNE 30, 1995 AND 1994 - EEX had a net loss for the second quarter of 1995 of $5.2 million ($.05 per share), compared with second-quarter 1994 net income of $3.2 million ($.03 per share), adjusted for income taxes on partnership operations. The operating loss for the 1995 second quarter was $5.0 million, compared with income of $8.4 million for the like period a year ago. The loss for the second quarter of 1995 was attributable to natural-gas prices being $.36 per thousand cubic feet (Mcf), or 17%, below the 1994 second quarter. DALEN operations, which have been included from the date of acquisition, added operating income of $.1 million, after a $1.0 million charge for severance costs related to the acquisition.

Second-quarter 1995 revenues totaled $48 million, including $10.6 million from DALEN, compared with $44 million in the 1994 second quarter. Natural-gas revenues for the second quarter of 1995 of $35 million, including
$7.5 million from DALEN, were $.8 million below the second quarter of 1994. Natural-gas sales volumes for the second quarter of 1995 of 20.1 billion cubic feet (Bcf), including DALEN sales of 4.6 Bcf, were up 3.1 Bcf, or 18%, from the second quarter of last year. However, the average price of natural gas declined 17% from the second quarter last year to $1.75 per Mcf. Oil revenues for the 1995 second quarter of $11.7 million, including revenues from DALEN of $2.8 million, were $3.6 million greater than in the 1994 second quarter. The average price received for oil increased 10% from the second quarter last year to $17.12 per barrel, and sales volumes of 685 thousand barrels were 31% higher than in the year-ago quarter, entirely due to DALEN production. EEX uses gas and oil swaps, collars and futures agreements to hedge volatile product prices for a portion (normally 30 to 70 percent) of anticipated future gas and oil production. Hedges increased natural-gas revenues by $1.1 million in the second quarter of 1995 versus $.5 million in the 1994 second quarter. Hedges reduced 1995 and 1994 second-quarter oil revenues by $.5 million and $.4 million, respectively.

Operating expenses for the 1995 second quarter were $53 million, compared with $36 million in the second-quarter of 1994. The 1995 second quarter reflects DALEN expenses of $10.5 million, including the $1.0 million charge for severance costs related to the acquisition. Production and operating costs were $4.0 million above the 1994 second quarter, with $1.6 million of the increase attributable to DALEN and the remainder primarily due to higher maintenance costs. General, administrative and other expenses increased $4.3 million, principally due to DALEN expenses of $1.9 million and non-recurring credits of $2.0 million associated with litigation accruals recorded in the second quarter of last year. Excluding a $6.0 million increase attributable to DALEN, depreciation and amortization increased
$1.4 million, with the effects of a lower level of production more than offset by a higher-per-unit amortization of capitalized costs caused by higher onshore exploratory expenditures and the conversion of an operating lease to a capital lease.

SIX MONTHS ENDED JUNE 30, 1995 AND 1994 - For the first six months of 1995, EEX had a net loss of $4.5 million ($.04 per share) versus net income in the 1994 period of $6.3 million ($.06 per share), adjusted for income taxes on partnership operations. For the first half of 1995, EEX had an operating loss of $4.4 million versus income of $19.4 million for the same period a year-ago.

Revenues for the first half of 1995 of $90 million were $5.6 million, or 6%, less than in the same period of 1994. Natural-gas revenues of $67 million were down $11.4 million, or 15%, from the 1994 period, with the average sales price declining 12% and sales volumes, including DALEN production, 3% lower. Hedges increased natural-gas revenues for the 1995 year-to-date period by $4.1 million, compared with $.5 million in the 1994 period. Oil revenues for the first half of 1995 increased 31%, with the average sales price of $16.98 per barrel up 12% and sales volumes of 1.2 million barrels (MMBbls) some 18% higher, principally due to volumes contributed by DALEN. Hedges reduced oil revenues for the first six months of 1995 by $.6 million but added
$.3 million in the 1994 period.

Operating expenses for the year-to-date period were $18.3 million higher than in the 1994 period, including the $10.5 million attributable to DALEN. Production and operating costs were up $3.9 million from the 1994 period, primarily due to DALEN expenses of $1.6 million and higher maintenance costs. General, administrative and other expenses for the first half of 1995 reflect a $1.2 million provision for the deductible portion of injuries and damages claims and DALEN expenses of $1.9 million, while the 1994 period benefited from non-recurring credits of $2.0 million associated with litigation accruals. Taxes other than income increased $1 million from the prior-year period, with the increase attributable to DALEN. Excluding $6.0 million for DALEN, depreciation and amortization for the first half of 1995 was $.4 million below the year-ago period, with the effects of a lower level of production for the most part offset by a higher-per-unit amortization of capitalized costs caused by higher onshore exploratory expenditures and the conversion of an operating lease to a capital lease.

In April 1995, a Mobil Corporation (Mobil) affiliate exercised its option to acquire a 40% working interest in EEX's Garden Banks project. In May 1995, another affiliate of Mobil signed a letter of intent to purchase a 40% interest in EEX's Green Canyon project. An affiliate of Reading & Bates Corp. had previously signed a letter of intent to purchase a 20% interest in the project. These transactions are expected to be completed in the third quarter of 1995, after which EEX will own a 60% working interest in the Garden Banks project and a 40% working interest in the Green Canyon project and will remain the operator of both projects. These transactions are expected to provide cash of approximately $31 million in the third quarter of 1995. EEX also expects to receive an interest in a gas and oil property and future work commitments on the Garden Banks and Green Canyon projects. In addition, EEX will be relieved of capital and operating lease obligations of approximately $140 million on the Garden Banks project, as well as a portion of future capital expenditure requirements on the Garden Banks and Green Canyon projects.

Operating results for 1995 are expected to be affected by the third-quarter commencement of production from the Garden Banks project. Revenues from the initial production of the two existing wells may not be sufficient to cover operating costs, amortization and the equipment lease costs on the floating production platform and related facilities. Some operating costs and amortization vary with production, but other costs and the equipment lease costs are essentially fixed and decline on a per unit basis as production increases. Operating results are expected to improve in 1996 as production begins from several additional development wells in the Garden Banks project, and as the related equipment lease and other fixed costs are spread over greater production.

At June 30, 1995, EEX had outstanding swaps, collars and futures agreements extending through June 1996 to exchange payments on some 11.6 Bcf of gas and
1.0 MMBbls of oil on which EEX had $4.6 million of net unrealized gains. At June 30, 1995, realized gains on hedging activities of $.6 million were deferred.

CAPITALIZED COSTS AND RESERVES

The assets acquired in the DALEN acquisition, consisting principally of gas and oil properties, and the liabilities assumed are being evaluated for purposes of assigning the purchase price. It is anticipated that essentially all of the valuation adjustments will be assigned to gas and oil properties. At June 30, 1995, based on a preliminary allocation of the DALEN purchase price, EEX's full cost ceiling amount attributable to the properties acquired was approximately $42 million ($27 million after tax) less than the unamortized cost of producing properties acquired. EEX believes the DALEN properties have significant exploration and development potential. EEX expects to be able to utilize its expertise, particularly with respect to tight sands reservoirs, to enhance production and cash flows from these properties because of the geologic similarity and proximity of DALEN's major producing properties to EEX's properties. EEX believes that the unamortized cost of the gas and oil properties acquired in the DALEN acquisition is recoverable from future production and was not in fact impaired at June 30, 1995. Accordingly, EEX did not recognize a charge to earnings at June 30, 1995; however, if an excess exists after a year of operation, a write-off may be required. In addition, product prices are subject to seasonal and other fluctuations. A decline in prices from June 1995 levels or other factors, without mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against income.

EEX's estimated net proved reserves at June 30, 1995, giving effect to the DALEN acquisition, the sale of a 60% interest in the Green Canyon project and the sale of a 40% interest in the Garden Banks project, are as follows:

                                                         Natural     Oil and
                                                           Gas     Gas Liquids    Total
                                                          (Bcf)     (MMBbls)     (Bcfe) (3)
                                                       ---------    -----------   -------
EEX proved reserves at December 31,
  1994: (1)
  As originally reported                                1,041.7        46.1       1,318.6
  Acquisition of ENSERCH's
    international and SACROC reserves                         -         4.4          26.7
January through June 1995:
  Additions to reserves:
    Green Canyon project (2)                               88.7        42.6         344.6
    Other                                                   1.8         1.0           7.7
  Production                                              (29.9)       (1.1)        (36.9)
Sales of reserves:
  60% interest in Green Canyon project                    (53.2)      (25.5)       (206.8)
  40% interest in Garden Banks project                    (13.6)      (11.3)        (81.2)
                                                        -------      ------       -------
    EEX proved reserves at June 30,
      1995 before DALEN acquisition                     1,035.5        56.2       1,372.7
DALEN proved reserves at June 30, 1995 (1)(4)             330.6        11.0         396.8
                                                        -------      ------       -------

    EEX proved reserves at June 30, 1995                1,366.1        67.2       1,769.5
                                                        =======      ======       =======

(1) As estimated by DeGolyer and MacNaughton (D&M), independent petroleum consultants.
(2) Net of royalty interests. Based on D&M's report at March 1, 1995 of gross proved reserves of 102.2 Bcf of gas and 49.2 MMBbls of oil.
(3)  Billion cubic feet equivalents.
(4) After production from date of acquisition of 4.6 Bcf of gas and .2 MMBbls of oil and gas liquids.

LIQUIDITY AND CAPITAL RESOURCES - EEX has funded its activities through cash provided from operations, borrowings from bank credit facilities and ENSERCH, and both operating and capital lease arrangements with an ENSERCH company.

Operating activities for the first six months of 1995 provided net cash flows of $38 million, a $5.7 million decrease from the $44 million provided in the first half of 1994. There was a $3.3 million reduction in income before depreciation and amortization and deferred income taxes and a $7.2 million greater requirement related to changes in other assets and liabilities, including a $12.9 million increase in operating lease payments on the Garden Banks project that are being deferred until production commences. However, changes in current operating assets and liabilities resulted in a $4.8 million year-to-year improvement in cash flows.

Investing activities required net cash flows of $351 million, including
$333 million required for the DALEN acquisition and $86 million provided by the collection of a note receivable from an affiliated company, compared with $65 million in the year-ago period. Capital expenditures increased 55% from the year-earlier level to $90 million.

Planned property, plant and equipment additions for 1995 are expected to total $175 million. The estimated expenditures are $15 million higher than the originally planned expenditures of $160 million, reflecting a $39 million reduction in the originally planned expenditures because of low natural-gas prices and a $54 million addition for the 1995 exploration and development of DALEN properties following the acquisition. Costs of the floating production platform and related facilities for the Garden Banks project, which are being provided under lease arrangements with an ENSERCH affiliate, are not included. Costs for the Garden Banks facilities and equipment, including costs related to the recent discovery on Block 387, are expected to be approximately $350 million. The lease arrangements, which also include
$20 million of financing costs incurred by ENSERCH companies prior to the sublease to EEX, are being modified to cover the additional costs of the facilities and equipment. EEX's obligation under the lease arrangements is expected to be reduced to $230 million following the completion of the transaction with the Mobil affiliate.

On June 8, 1995, EEX borrowed $350 million under a four-year revolving credit agreement and $150 million under a bridge loan to pay the purchase price of $340 million for the capital stock of DALEN, repay DALEN's bank debt of $115 million and reduce advances from ENSERCH by $45 million. A registration statement for a planned offering of approximately 20 million shares of EEX common stock has been filed with the Securities and Exchange Commission. The borrowing under the revolving credit agreement will be reduced with the proceeds from the offering. Accordingly, $300 million of the borrowing under the revolving credit agreement has been classified as a current liability. The EEX common stock issue, expected to be completed in the third quarter, will increase the public ownership in EEX from less than 1% to approximately 17%. The bridge loan was repaid on August 4, 1995 with the proceeds from a $150 million preferred stock offering by a subsidiary of EEX. Accordingly, the $150 million bridge loan has been classified as minority interest on the balance sheet.

EEX intends to utilize substantially all of its internally generated cash flows for growth of the business. Internally generated cash flows may be supplemented by borrowings to fund temporary cash deficiencies. In addition to the revolving credit agreement noted above, EEX has a $100 million borrowing arrangement with ENSERCH to meet short-term cash needs, of which $39 million was outstanding at June 30, 1995. The borrowing arrangement with ENSERCH is expected to be reduced from $100 million to $50 million upon the conclusion of the planned common stock offering.

Total capitalization at June 30, 1995 was $1.4 billion, with common shareholders' equity representing 53% of the total, versus $.9 billion at December 31, 1994. The pro forma June 30, 1995 common equity ratio, adjusted for the effects of the planned common stock offering, was 74%, compared with 83% at year-end 1994.

                                 ENSERCH EXPLORATION INC.
                           SUMMARY OF OPERATING DATA (UNAUDITED)
                                                        Three Months Ended       Six Months Ended
                                                               June 30                June 30
                                                        ------------------      -----------------
                                                          1995     1994(c)        1995    1994(c)
                                                        --------  --------      -------   -------

Operating Income (Loss) (in millions)  . . . . . . .    $  (5.0)    $   8.4     $  (4.4)  $  19.4
                                                        =======     =======     =======   =======
Revenues (in millions)
   Natural gas . . . . . . . . . . . . . . . . . . .    $  35.1     $  35.9     $  67.0   $  78.4
   Oil and condensate  . . . . . . . . . . . . . . .       11.7         8.1        20.7      15.7
   Natural gas liquids . . . . . . . . . . . . . . .        1.0          .4         1.7        .9
   Other         . . . . . . . . . . . . . . . . . .        0.2          .1         0.2        .2
                                                        -------     -------     -------   -------
     Total . . . . . . . . . . . . . . . . . . . . .    $  48.0     $  44.5     $  89.6   $  95.2
                                                        =======     =======     =======   =======

Sales Volumes
   Natural gas (MMcf)  . . . . . . . . . . . . . . .     20,092      17,039      34,453    35,409
   Oil and condensate (MBbl) . . . . . . . . . . . .        685         522       1,218     1,036
   Natural gas liquids (MBbl). . . . . . . . . . . .         88          38         154        84
   Total volumes (MMcfe) (a) . . . . . . . . . . . .     24,730      20,399      42,685    42,129

Average Sales Price
   Natural gas (per Mcf) . . . . . . . . . . . . . .    $  1.75     $  2.11     $  1.94   $  2.21
   Oil and condensate (per Bbl). . . . . . . . . . .      17.12       15.58       16.98     15.20
   Natural gas liquids (per Bbl) . . . . . . . . . .      10.91       10.26       11.01     10.01
   Total product revenue (per Mcfe) (a). . . . . . .       1.93        2.18        2.09      2.26

Cost and Expenses (per Mcfe) (a)
   Production and operating (b). . . . . . . . . . .    $   .45     $   .35     $   .46   $   .37
   Exploration . . . . . . . . . . . . . . . . . . .        .10         .11         .13       .11
   Depreciation and amortization . . . . . . . . . .       1.11         .98        1.09       .97
   General, administrative and other . . . . . . . .        .31         .17         .35       .19
   Taxes, other than income. . . . . . . . . . . . .        .17         .16         .18       .16

Net Wells
   Drilled . . . . . . . . . . . . . . . . . . . . .         24          19          39        35
   Productive. . . . . . . . . . . . . . . . . . . .         16          13          26        21

(a)    Oil and natural gas liquids have been converted to Mcf equivalents
       (Mcfe) on the basis of one barrel equals 6.0 Mcfe.
(b)    Excludes related production, severance and ad valorem taxes.
(c)    1994 amounts are restated to give effect to the acquisition of 1% general partners interest in EPO, the international gas and oil operations and the
       SACROC operations accounted for in a manner similar to a pooling-of-interests.

                                      PART II - OTHER INFORMATION


Item 1.   Legal Proceedings


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             15    Letter of Deloitte & Touche LLP dated
                   August 11, 1995, regarding unaudited
                   interim financial statements.

             23.1  Consent of Deloitte & Touche LLP
                   (included in Exhibit 15.)

             23.2  Consent of DeGolyer & MacNaughton

        (b)  Reports on Form 8-K

             Current Report on Form 8-K dated April 13, 1995. (News Release announcing proposed acquisition of DALEN Corporation.)

             Current Report on Form 8-K dated June 8, 1995. Acquisition of DALEN Corporation. Form 8-K includes: (i) DALEN Corporation Consolidated Financial Statements as of December 31, 1994 and 1993, together with Auditor's Report; (ii) DALEN Corporation Condensed Consolidated Financial Statements (Unaudited) for the Periods Ended March 31, 1995 and 1994; and (iii) Enserch Exploration, Inc. Condensed Pro Forma Financial Statements (Unaudited) for the Periods Ended December 31, 1994 and
             March 31, 1995.

                                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ENSERCH EXPLORATION, INC.
                                                          (Registrant)



Dated August 11, 1995      By          /s/J. Philip McCormick
                           ------------------------------------------------
                                          J. Philip McCormick
                           Senior Vice President and Chief Financial Officer




Dated August 11, 1995        By         /s/J. W. Pinkerton
                             ----------------------------------------
                                           J. W. Pinkerton
                                     Vice President and Controller