Form 10-Q/A
period 1995-06-30
ENSERCH EXPLORATION INC
filed 1995-08-23
CIK 931006

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

   Following is a summary of pro forma results of operations of EEX assuming the DALEN acquisition had occurred at the beginning of the periods presented:

                                             Six Months Ended
                                                 June 30
                                       --------------------------------
                                            1995             1994
                                       ------------      --------------
                                       (In thousands, except per share)

   Revenues                              $137,972            $174,300
   Net Income (Loss)                      (14,873)              7,287
   Net Income After Pro Forma
    Income Taxes on Partnership
    Operations                                                  3,670
   Net Income (Loss) Per Share               (.14)                .03

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

EEX's estimated net proved reserves at June 30, 1995, giving effect to the DALEN acquisition, the sale of a 60% interest in the Green Canyon project and the sale of a 40% interest in the Garden Banks project, are as follows:

                                                         Natural     Oil and
                                                           Gas     Gas Liquids    Total
                                                          (Bcf)     (MMBbls)     (Bcfe) (3)
                                                       ---------    -----------   -------

EEX proved reserves at December 31,
  1994: (1)
  As originally reported                                1,041.7        46.1       1,318.6
  Acquisition of ENSERCH's
    international and SACROC reserves                         -         4.5          26.7
January through June 1995:
  Additions to reserves:
    Green Canyon project (2)                               87.8        42.2         341.2
    Other                                                   1.8         1.0           7.7
  Production                                              (29.9)       (1.2)        (36.9)
Sales of reserves:
  60% interest in Green Canyon project                    (52.7)      (25.3)       (204.7)
  40% interest in Garden Banks project                    (13.6)      (11.2)        (81.2)
                                                        -------      ------       -------
    EEX proved reserves at June 30,
      1995 before DALEN acquisition                     1,035.1        56.1       1,371.4
DALEN proved reserves at June 30, 1995 (1)(4)             330.6        11.0         396.8
                                                        -------      ------       -------

    EEX proved reserves at June 30, 1995                1,365.7        67.1       1,768.2
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

                                                    ENSERCH EXPLORATION, INC.
                                                          (Registrant)



Dated August 23, 1995      By          /s/A. E. Gallatin
                           ------------------------------------------------
                                          A. E. Gallatin
                                          Vice President




Dated August 23, 1995        By         /s/J. W. Pinkerton
                             ----------------------------------------
                                           J. W. Pinkerton
                                     Vice President and Controller