Form 10-Q
period 1995-09-30
ENSERCH EXPLORATION INC
filed 1995-11-13
CIK 931006

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                         FORM 10-Q


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      SEPTEMBER 30, 1995 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
      ___________ TO ___________


Commission file number 1-11413


                         ENSERCH EXPLORATION, INC.
          (Exact name of registrant as specified in its charter)


                 Texas                               75-2556975
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)


     4849 Greenville Avenue, Suite 1200 Dallas, Texas       75206
         (Address of principal executive offices)        (Zip Code)

                                       214-369-7893
                   (Registrant's telephone number, including area code)



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



        Number of Shares of Common Stock of Registrant outstanding as of November 9, 1995: 125,874,160.


                                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                                       ENSERCH EXPLORATION, INC.
                        CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                                                     Three Months Ended            Nine Months Ended
                                                        September 30                  September 30
                                                    ----------------------     -----------------------
                                                      1995          1994         1995           1994
                                                    ---------      -------     --------      ---------
                                                         (In thousands except per share amounts)
Revenues
  Natural gas . . . . . . . . . . . . . . . . .      $ 46,817    $  33,438     $113,825       $111,855
  Oil and condensate. . . . . . . . . . . . . .        17,020        7,447       37,697         23,190
  Natural gas liquids . . . . . . . . . . . . .         1,425          490        3,120          1,331
  Other . . . . . . . . . . . . . . . . . . . .         1,545           51        1,813            260
                                                     --------     --------      -------       --------
       Total. . . . . . . . . . . . . . . . . .        66,807      41,426       156,455        136,636
                                                     --------     --------      -------       --------
Costs and Expenses
  Production and operating. . . . . . . . . . .        12,897        7,658       32,440         23,270
  Exploration . . . . . . . . . . . . . . . . .         3,491        2,424        8,965          6,958
  Depreciation and amortization . . . . . . . .        34,983       19,128       81,530         60,058
  General, administrative and other . . . . . .         6,965        6,058       21,708         14,002
  Taxes, other than income. . . . . . . . . . .         5,527        3,099       13,273          9,872
                                                     --------     --------      -------        -------
       Total. . . . . . . . . . . . . . . . . .        63,863       38,367      157,916        114,160
                                                     --------     --------      -------        -------
Operating Income (Loss) . . . . . . . . . . . .         2,944        3,059       (1,461)        22,476
Other Income (Expense) - Net. . . . . . . . . .           138            9          135             26
Interest Income . . . . . . . . . . . . . . . .                         42        1,026            230
Interest and Other Financing Costs. . . . . . .         7,698        5,397       11,297         15,282
                                                     --------     --------      -------        -------
Income (Loss) Before Income Taxes . . . . . . .        (4,616)      (2,287)     (11,597)         7,450
Income Tax Benefit. . . . . . . . . . . . . . .        (2,005)         (98)      (4,448)          (296)
                                                     --------     --------      -------        -------
Net Income (Loss) . . . . . . . . . . . . . . .      $ (2,611)   $  (2,189)    $ (7,149)      $  7,746
                                                     ========     ========      =======        =======

Pro Forma Information
  Income (loss) before income taxes . . . . . .                  $  (2,287)                   $  7,450
  Income taxes (benefit) (including income taxes
    on partnership operations). . . . . . . . . .                     (813)                      2,606
                                                                   -------                      ------
  Net Income (Loss) . . . . . . . . . . . . . . .                $  (1,474)                   $  4,844
                                                                   =======                     =======
Net Income (Loss) Per Share (Pro forma
  for the three months and nine months
  ended September 30, 1994) . . . . . . . . . .      $   (.02)   $    (.01)    $   (.07)      $    .05
                                                      =======      =======      =======        =======

Weighted Average Shares Outstanding . . . . . .       106,909      105,821      106,188        105,821
                                                      =======      =======      =======        =======

See accompanying Notes.

                                       ENSERCH EXPLORATION, INC.
                      CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                                                                  Nine Months Ended
                                                                                    September 30
                                                                                ---------------------
                                                                                  1995          1994
                                                                                --------      -------
                                                                                    (In thousands)
OPERATING ACTIVITIES
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (7,149)    $  7,746
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .         81,530       60,058
  Deferred income-tax benefit . . . . . . . . . . . . . . . . . . . . . .         (6,626)         (27)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,669)     (11,746)
  Changes in current operating assets and liabilities
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .           (972)       5,825
    Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .         (4,012)        (595)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .         20,416       12,015
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . .          6,127        2,546
                                                                               ---------    ---------
      Net cash flows from operating activities. . . . . . . . . . . . . .         80,645       75,822
                                                                               ---------    ---------

INVESTING ACTIVITIES
  Purchase of DALEN, net of cash acquired . . . . . . . . . . . . . . . .       (332,888)
  Additions to property, plant and equipment. . . . . . . . . . . . . . .       (140,111)     (93,038)
  Retirements of property, plant and equipment. . . . . . . . . . . . . .         28,157        4,315
  Collection of note receivable from affiliated company . . . . . . . . .         86,077
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (15,722)       1,280
                                                                               ---------    ---------
      Net cash flows used for investing activities. . . . . . . . . . . .       (374,487)     (87,443)
                                                                               ---------    ---------
FINANCING ACTIVITIES
  Borrowings under bank revolving credit agreement. . . . . . . . . . . .        350,000
  Borrowings under bridge loan. . . . . . . . . . . . . . . . . . . . . .        150,000
  Repayment of DALEN bank debt assumed at acquisition . . . . . . . . . .       (115,000)
  Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . .        207,898
  Repayment of borrowings under bank revolving credit agreement . . . . .       (210,000)
  Issuance of company-obligated mandatorily redeemable preferred
    securities of subsidiary. . . . . . . . . . . . . . . . . . . . . . .        150,000
  Repayment of borrowings under bridge loan . . . . . . . . . . . . . . .       (150,000)
  Proceeds from long-term notes payable to affiliated companies . . . . .                      10,138
  Change in temporary advances with affiliated companies. . . . . . . . .        (81,115)      31,192
  Payments of capital lease obligations . . . . . . . . . . . . . . . . .         (3,340)
  Decrease in advances under leasing arrangements . . . . . . . . . . . .                     (19,471)
  Cash distributions paid . . . . . . . . . . . . . . . . . . . . . . . .                      (7,843)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,486)
                                                                               ---------     --------
      Net cash flows from financing activities. . . . . . . . . . . . . .        294,957       14,016
                                                                               ---------     --------
Net Increase in Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,115        2,395
Cash at Beginning of Period . . . . . . . . . . . . . . . . . . . . . . .            234          343
                                                                               ---------     --------
Cash at End of Period . . . . . . . . . . . . . . . . . . . . . . . . . .      $   1,349     $  2,738
                                                                               =========     ========

See accompanying Notes.

                                          ENSERCH EXPLORATION, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (September 30, 1995 Unaudited)

                                                                             September 30      December 31
                                                                                 1995              1994
                                                                             ------------     ------------
                                                                                    (In thousands)
ASSETS
Current Assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    1,349     $       234
  Accounts receivable-trade. . . . . . . . . . . . . . . . . . . . . .             35,364          16,828
  Accounts receivable-affiliated companies . . . . . . . . . . . . . .              9,862          11,581
  Note receivable - affiliated company . . . . . . . . . . . . . . . .                             86,077
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             12,847           5,217
                                                                                ---------      ----------
      Total current assets . . . . . . . . . . . . . . . . . . . . . .             59,422         119,937
                                                                                ---------      ----------

Property, Plant and Equipment (at cost)
  Gas and oil properties (full-cost method). . . . . . . . . . . . . .          2,599,507       2,094,494
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13,922          15,582
                                                                               ----------      ----------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,613,429       2,110,076
  Less accumulated depreciation and amortization . . . . . . . . . . .            930,978         856,062
                                                                               ----------      ----------
      Net property, plant and equipment. . . . . . . . . . . . . . . .          1,682,451       1,254,014
                                                                               ----------      ----------
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             22,159           7,284
                                                                               ----------      ----------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $1,764,032      $1,381,235
                                                                               ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable-trade . . . . . . . . . . . . . . . . . . . . . . .         $   72,676      $   58,593
  Accounts payable-affiliated companies. . . . . . . . . . . . . . . .              8,416           7,060
  Temporary advances-affiliated companies (net)  . . . . . . . . . . .             24,354         105,469
  Current portion of capital lease obligations . . . . . . . . . . . .              3,859           4,760
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             17,522           1,728
                                                                               ----------      ----------
      Total current liabilities. . . . . . . . . . . . . . . . . . . .            126,827         177,610
                                                                               ----------      ----------
Bank Revolving Credit Agreement. . . . . . . . . . . . . . . . . . . .            140,000
                                                                               ----------      ----------
Capital Lease Obligations. . . . . . . . . . . . . . . . . . . . . . .             95,268         151,095
                                                                               ----------      ----------
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . .            277,757         284,299
                                                                               ----------      ----------
Other Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .             40,161          32,223
                                                                               ----------      ----------
Company-Obligated Mandatorily Redeemable Preferred Securities
  of Subsidiary. . . . . . . . . . . . . . . . . . . . . . . . . . . .            150,000
                                                                               ----------      ----------
Preferred Stock-authorized 2,000 shares, issued to subsidiary 15 shares eliminated in consolidation. . . . . . . . . . . . . . . . . . . . .
                                                                               ----------      ----------
Common Shareholders' Equity
  Common stock (200,000 shares authorized;
    125,876 and 105,821 shares outstanding). . . . . . . . . . . . . .            125,876         105,821
  Paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .            815,790         630,187
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . .             (7,149)
  Unamortized restricted stock compensation. . . . . . . . . . . . . .               (498)
                                                                               ----------      ----------
      Common shareholders' equity. . . . . . . . . . . . . . . . . . .            934,019         736,008
                                                                               ----------      ----------

      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $1,764,032      $1,381,235
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

   In 1995, EEX acquired the international gas and oil operations of ENSERCH in exchange for 1,240,000 shares of EEX Common Stock and $2.6 million in cash and acquired the SACROC operations of ENSERCH for $1.65 million in cash. Both transactions were based on the value of the underlying properties as determined by independent petroleum engineers. ENSERCH's historical carrying value of the assets acquired and liabilities assumed has been recorded by EEX. The excess of ENSERCH's carrying value over the purchase price of the SACROC properties has been credited to paid in capital. Actual net proceeds per share of $10.45 received by EEX in the September 1995 public offering was used to determine the value of the shares issued to acquire the international operations.

   The financial statements of EEX for periods prior to December 30, 1994 include the assets, liabilities, operations and cash flows of EP, restated to include the 1% general partners interest in EPO, and the international gas and oil operations and the SACROC operations in a manner similar to a pooling-of-interests since the operations were under the common control of ENSERCH prior to the establishment of EEX. Average shares outstanding have been restated to include the shares issued to acquire the international gas and oil operations.

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

2. On June 8, 1995, EEX acquired all the capital stock of DALEN Corporation for cash of $340 million and assumed DALEN's bank debt of $115 million. The acquisition has been accounted for as a purchase. The assets acquired and the liabilities assumed were recorded at their fair value, and essentially all of the valuation adjustment was assigned to gas and oil properties.

   Following is a summary of pro forma results of operations of EEX assuming the DALEN acquisition had occurred at the beginning of the periods presented:

                                                Nine Months Ended
                                                   September 30
                                          ------------------------------
                                              1995              1994
                                          ----------         -----------
                                         (In thousands, except per share)
   Revenues                                 $204,779            $250,049
   Net Income (Loss)                         (17,484)              1,626
   Net Loss After Pro Forma
     Income Taxes on Partnership
     Operations                                                   (1,276)
   Net Loss Per Share                           (.16)               (.01)

   EEX borrowed $350 million under a four-year revolving credit agreement (at a floating interest rate) and $150 million under a bridge loan to pay the purchase price of $340 million for the capital stock of DALEN, repay DALEN's bank debt of $115 million and reduce advances from ENSERCH by $45 million. In September 1995, the borrowing under the revolving credit agreement was reduced to $140 million, mostly with the net proceeds of $208 million received from the public offering of 20 million shares of EEX common stock. The bridge loan was repaid in August 1995 with the proceeds from the issuance of securities described in Note 3.

3. On August 4, 1995, a subsidiary ("Issuer"), whose common equity interests are wholly-owned by another subsidiary of EEX, completed the private placement of $150 million of adjustable rate mandatorily redeemable preferred securities. Issuer is a special purpose finance subsidiary and has no independent operations. The proceeds were loaned, under a Demand Note, by Issuer to its parent, a wholly-owned subsidiary of EEX ("Capital") that has no independent operations. Capital used the proceeds to purchase $150 million of preferred securities from EEX, and EEX repaid the bridge loan. The EEX preferred securities are eliminated in EEX's consolidated financial statements, and the Issuer's preferred securities are reflected on the balance sheet as "Company-obligated mandatorily redeemable preferred securities of subsidiary." Dividend payments on the EEX preferred securities support the interest payments due under the Demand Note loan agreement which, in turn, support the dividend requirements of Issuer's preferred securities. The dividends on the subsidiary preferred securities are reflected in interest and other financing costs in the statement of consolidated income. EEX has guaranteed Capital's obligations under the Demand Note.

4. On September 26, 1995, EEX sold 20 million shares of its common stock to the public for net proceeds of approximately $208 million after expenses, and ENSERCH's ownership percentage was reduced from 99.2% to 83.4%.

5. At September 30, 1995, EEX's full cost ceiling amount attributable to the properties acquired in the DALEN acquisition was approximately $112 million ($73 million after tax) less than the unamortized cost of producing properties acquired. EEX believes that the DALEN properties have significant exploration and development potential. EEX expects to be able to utilize its expertise, particularly with respect to tight sands reservoirs, to enhance production and cash flows from these properties because of the geologic similarity and proximity of DALEN's major producing properties to EEX's properties. EEX believes that the unamortized cost of the gas and oil properties acquired in the DALEN acquisition is recoverable from future production and was not in fact impaired at September 30, 1995. EEX requested and was granted a waiver of the full cost ceiling limitation on these properties by the Securities and Exchange Commission through June 30, 1996. If an excess exists after that date, a write-off may be required. The full cost ceiling surplus on EEX's other gas and oil properties at September 30, 1995 was approximately $68 million ($44 million after tax).

6. Earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period, including common equivalent shares when dilutive.

7. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods included herein have been made. Components of current liabilities in the December 1994 balance sheet have been reclassified to conform to the 1995 presentation.

INDEPENDENT ACCOUNTANTS' REPORT



Enserch Exploration, Inc.:


    We have reviewed the accompanying condensed consolidated balance sheet of Enserch Exploration, Inc. as of September 30, 1995, the related condensed statements of consolidated income for the three months and nine months ended September 30, 1995 and 1994, and the condensed statements of consolidated cash flows for the nine months ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. The consolidated financial statements give retroactive effect to the transactions, which have been accounted for in a manner similar to a pooling-of-interests, as described in Note 1 of the Notes to Condensed Consolidated Financial Statements.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Dallas, Texas
October 30, 1995

Item 2.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations


REORGANIZATION

On December 30, 1994, through a series of transactions, Enserch Exploration, Inc. (EEX) acquired all of the partnership interests of EP Operating Limited Partnership (EPO), the 99% owned operating partnership of Enserch Exploration Partners, Ltd. (EP). In connection with these transactions, ENSERCH Corporation (ENSERCH) companies received EP's interest in and assumed EP's obligations under certain equipment lease arrangements (the equipment was simultaneously subleased to EEX) and assumed approximately $395 million of EP's debt. In 1995, EEX acquired the international gas and oil operations and the SACROC operations of ENSERCH. The financial statements of EEX for periods prior to December 30, 1994 include the assets, liabilities, operations and cash flows of EP, restated to include the 1% general partners interest in EPO, and the international gas and oil operations and the SACROC operations in a manner similar to a pooling-of-interests since the operations were under the common control of ENSERCH prior to the establishment of EEX.

The following presents net income of EEX for the three years ended
December 31, 1992, 1993 and 1994 and the nine months ended September 30, 1994 adjusted for (1) the interest on the debt assumed by ENSERCH companies and related income-tax expense and (2) income-tax expense on partnership operations.

                                                         Year Ended                  Nine Months
                                                         December 31                 September 30
                                           --------------------------------------    ------------
                                             1992           1993           1994           1994
                                           --------       --------       --------       --------
                                                               (In thousands)
 Net income (loss) as shown on EEX's
   statements of consolidated income       $(18,623)      $(9,960)        $11,801       $ 7,746
 Interest expense included in statements
   of consolidated income on debt
   assumed by ENSERCH companies              20,650        24,825          20,919        15,282
 Income-tax benefit (expense) on:
   Partnership operations                     6,869         1,268          (4,324)       (2,902)
   Interest expense on debt assumed by
     ENSERCH companies                       (7,021)       (8,689)         (7,322)       (5,349)
                                           --------       -------         -------       -------
 Net income, as adjusted                   $  1,875       $ 7,444         $21,074       $14,777
                                           ========       =======         =======       =======

DALEN ACQUISITION

On June 8, 1995, EEX acquired for cash of $340 million all of the capital stock of DALEN Corporation (DALEN) and assumed DALEN's bank debt of $115 million. The acquisition of DALEN achieves the goals of increasing reserves and lowering average reserve life. The "purchase" method was used to account for the DALEN acquisition; therefore, EEX's results include the results of operations of DALEN from the date of acquisition.

RESULTS OF OPERATIONS

Operating results for the 1995 third quarter and the first nine months of 1995 were favorably impacted by the acquisition of DALEN. However, a significant reduction in natural-gas sales prices, which was partially offset by an improvement in prices for oil, caused an overall decline from results for the comparable periods of 1994. The table of Operating Data on page 14 provides revenue statistics and other information, including contributions by DALEN. Borrowings associated with the acquisition of DALEN were principally responsible for interest expense and other financing costs incurred in the third quarter and year-to-date periods.

Quarters Ended September 30, 1995 and 1994

EEX had a net loss of $2.6 million ($.02 per share) for the third quarter of 1995, compared with a 1994 third-quarter net loss of $1.5 million ($.01 per share) after adjustment for income taxes on partnership operations. Operating income for the 1995 third quarter was $2.9 million, compared with $3.1 million for the like period a year ago. DALEN operations contributed operating income of $1.9 million, increasing revenues by $29.5 million and operating expenses by $27.6 million.

The following comparison of period-to-period operating results excludes the impact of DALEN. Operating income was $2.1 million below the third quarter of 1994. Revenues were down $4.1 million (10%) from the prior third quarter due to both lower natural-gas prices and sales volumes, partially offset by improved prices and sales volumes for oil. Operating expenses for the third quarter were $2.0 million (6%) lower than in the 1994 third quarter. Production and operating costs were down $.9 million, which benefited from a $1.0 million credit to business insurance expense resulting from favorable experience for prior years' injuries and damages claims. Exploration expenses increased $.6 million principally due to higher international exploration activity. Depreciation and amortization (D&A) for the 1995 third quarter decreased $1.3 million, and general and administrative (G&A) costs decreased $.5 million from the prior third quarter.

Interest and other financing costs increased from $5.4 million in the 1994 period to $7.7 million in the 1995 period. The 1995 costs are associated with the DALEN acquisition, while the 1994 interest relates to debt assumed by ENSERCH companies in connection with the reorganization.

Nine Months Ended September 30, 1995 and 1994

For the first nine months of 1995, EEX had a net loss of $7.1 million
($.07 per share), compared with net income in the 1994 period of $4.8 million ($.05 per share) after adjustment for income taxes on partnership operations. The operating loss for the first nine months was $1.5 million versus income of $22.5 million for the 1994 period. DALEN contributed operating income of $2.0 million, increasing revenues by $40.2 million and operating expenses by $38.2 million.

Excluding the impact of DALEN, operating income for the first nine months of 1995 was $26 million lower than in the 1994 period. Revenues decreased
$20 million (15%) due to significantly lower prices and sales volumes for natural gas, partially offset by improved prices and sales volumes for oil. Operating expenses for the nine months were $5.6 million (5%) higher than in the year-ago period. Production and operating expenses were up $1.4 million from the 1994 period, with higher maintenance costs partially offset by a $1.0 million credit to business insurance expense resulting from favorable experience for prior years' injuries and damages claims. Exploration expenses were $1.6 million higher than in the 1994 period due to increased international exploration activity. D&A was down $1.7 million from the 1994 period due to a lower level of production. On a per unit basis, D&A increased from $.98 per thousand cubic feet of natural gas equivalent (Mcfe) to $1.03 per Mcfe, principally due to capitalized costs related to the conversion of operating leases to capital leases. G&A expenses increased $4.4 million from the 1994 period, with 1995 expenses including an overall $1.5 million addition to the provision for the uninsured portion of injuries and damages claims versus a $2.0 million reduction in such provisions in the 1994 period.

Interest income increased from $.2 million in the 1994 period to $1.0 million in the 1995 period due to interest on an intercompany note receivable from an ENSERCH company, which was repaid in early 1995. Interest and other financing costs decreased from $15.3 million in the 1994 period to $11.3 million in 1995. The 1995 costs are associated with the DALEN acquisition, while the 1994 interest related to debt assumed by ENSERCH companies in connection with the reorganization.

HEDGING ACTIVITIES

EEX manages a portion of the risk associated with fluctuations in the price of natural gas and oil through the use of hedging techniques such as gas and oil swaps, collars and futures agreements. The table below summarizes the impact of hedging activities on revenues and average sales prices for the third quarter and nine months of 1995 and 1994.

                                                 Third Quarter              Nine Months
                                               ----------------           ---------------
                                               1995        1994           1995       1994
                                               ----       -----           ----      -----
  Natural gas:
    Increase in revenues (in millions)         $1.8        $1.6           $5.9       $2.1
    Impact on average sales price
      (per thousand cubic feet)                 .06         .10            .09        .04

  Oil:
    Increase (decrease) in revenues
      (in millions)                              .3         (.8)           (.3)       (.6)
    Impact on average sales price
      (per barrel)                              .29       (1.71)          (.12)      (.37)

At September 30, 1995, EEX had outstanding swaps, collars and futures agreements extending through December 1996 to exchange payments on approximately 4.7 billion cubic feet (Bcf) of gas and 582 thousand barrels of oil on which EEX had $1.3 million of net unrealized gains. At September 30, 1995, realized gains on hedging activities of $.7 million were deferred.

DEEP-WATER PROJECTS AND RESERVES

In the third quarter of 1995, a Mobil Corporation (Mobil) affiliate completed a transaction in which it acquired a 40% working interest in EEX's Garden Banks project. EEX now owns a 60% working interest in the Garden Banks project and remains the operator. EEX received cash, property interests and future work commitments on the project. In addition, EEX was relieved of capital and operating lease obligations of approximately $140 million on the Garden Banks project, as well as a portion of the future capital expenditure requirements.

Sales of production from two wells on Garden Banks Block 388 commenced in late September and had a negligible impact on third-quarter results.
However, operating results for the remainder of 1995 are expected to be adversely affected, since revenues from the initial production from these two wells are not expected to be sufficient to cover operating costs, amortization and the equipment lease costs on the floating production platform and related facilities. Some operating costs and amortization vary with production, but other costs and the equipment lease costs are essentially fixed and decline on a per unit basis only as production increases. Operating results are expected to improve in 1996 as production begins from several additional development wells in the Garden Banks project and as the related equipment lease and other fixed costs are spread over greater production. Drilling began in November 1995 on a third well on Block 388, which is expected to be on-stream in early 1996. A second well currently being drilled on Block 387 is expected to be completed in the fourth quarter of 1995, and production from the two wells on Block 387 should commence during the first quarter of 1996 following the tie-back to the system on Block 388.

In October 1995, another affiliate of Mobil completed a transaction to purchase a 40% interest in EEX's Green Canyon project, and an affiliate of Reading & Bates Corp. completed its purchase of a 20% interest in the project. EEX, which now has a 40% working interest in the project and remains the operator, received cash, an interest in a gas and oil property and future work commitments.

After giving effect to the acquisition of DALEN in June and the then pending sales of a 40% interest in the Garden Banks project and 60% interest in the Green Canyon project, EEX's estimated net proved reserves at June 30, 1995 were 1.8 trillion cubic feet of natural gas equivalent.

CAPITALIZED COSTS

At September 30, 1995, EEX's full cost ceiling amount attributable to the DALEN properties was approximately $112 million ($73 million after tax) less than the unamortized cost of producing properties acquired. EEX believes the DALEN properties have significant exploration and development potential. EEX expects to be able to utilize its expertise, particularly with respect to tight sands reservoirs, to enhance production and cash flows from these properties because of the geologic similarity and proximity of DALEN's major producing properties to EEX's properties. EEX believes that the unamortized cost of the gas and oil properties acquired in the DALEN acquisition is recoverable from future production and was not in fact impaired at September 30, 1995. EEX requested and was granted a waiver of the full cost ceiling limitation on these properties by the Securities and Exchange Commission through June 30, 1996. If an excess exists after that date, a write-off may be required.

The full cost ceiling surplus on EEX's other gas and oil properties at September 30, 1995 was approximately $68 million ($44 million after tax). Since gas and oil prices are subject to seasonal and other fluctuations, a decline in prices from September 1995 levels or other factors, without mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against income.

LIQUIDITY AND CAPITAL RESOURCES

EEX has funded its activities through cash provided from operations, borrowings from bank credit facilities and ENSERCH, and both operating and capital lease arrangements with an ENSERCH company.

Cash Flows

For the first nine months of 1995, operating activities provided net cash flows of $81 million, a $4.8 million increase from the $76 million provided in the year-earlier period. Income before depreciation and amortization and deferred income taxes was virtually unchanged from the 1994 period. However, the requirement related to changes in other assets and liabilities decreased $3.1 million, and changes in current operating assets and liabilities resulted in a $1.7 million year-to-year improvement in cash flows.

Investing activities required net cash flows of $374 million, including
$333 million required for the DALEN acquisition and $86 million provided by the collection of a note receivable from an affiliated company, compared with $87 million in the year-ago period. Capital expenditures increased
$47 million (51%) from the year-earlier level to $140 million. Retirements of property, plant and equipment include cash received from the Mobil affiliate in connection with the sale of a 40% interest in the Garden Banks project.

In June 1995, EEX borrowed $350 million under a four-year revolving credit agreement and $150 million under a bridge loan to pay the purchase price of $340 million for the capital stock of DALEN, repay DALEN's bank debt of $115 million and reduce advances from ENSERCH by $45 million. In September 1995, EEX sold 20 million shares of its common stock to the public for net proceeds of $208 million, which were used to reduce the borrowing under the revolving credit agreement. The common stock issue increased the public ownership in EEX from less than one percent to 16.6%. The bridge loan was repaid on August 4, 1995 with the proceeds from $150 million of mandatorily redeemable preferred securities issued by a subsidiary of EEX for which EEX is also obligated. The dividends on the preferred securities are included in interest and other financing costs.

EEX intends to utilize substantially all of its internally generated cash flows for growth of the business. Internally generated cash flows may be supplemented by borrowings to fund temporary cash deficiencies. As noted above, EEX has a $350 million four-year revolving credit agreement, $210 million of which was unused at September 30, 1995. In addition, EEX has a $50 million borrowing arrangement with ENSERCH to meet short-term cash needs, of which $24 million was outstanding at September 30, 1995. EEX does not anticipate paying cash dividends in the foreseeable future.

Capitalization

Total capitalization at September 30, 1995 was $1.3 billion versus
$.9 billion at December 31, 1994. Common shareholders' equity at September 30, 1995 was 71% of total capitalization, compared with 83% at the end of 1994.

Capital Budget

Property, plant and equipment additions, net of proceeds from sales of properties, for 1995 are expected to total approximately $175 million. Expenditures for 1995 have been reduced $39 million from the originally planned level for EEX of $160 million because of low natural-gas prices. Capital expenditures for 1995 exploration and development of the DALEN properties following the acquisition by EEX are estimated to be $54 million. Costs of the floating production platform and related facilities for the Garden Banks project, which are being provided under lease arrangements with an ENSERCH affiliate, are not included in these amounts.

Leases

Costs for the Garden Banks facilities and equipment to be obtained through leasing arrangements will total $350 million, plus $12 million of financing costs incurred by ENSERCH companies prior to the sublease to EEX. Following the completion of the transaction with the Mobil affiliate in the third quarter of 1995, EEX's obligation under the Garden Banks lease arrangements was reduced by $140 million to approximately $225 million.

                                   ENSERCH EXPLORATION, INC.
                             SUMMARY OF OPERATING DATA (UNAUDITED)

                                                       Three Months Ended          Nine Months Ended
                                                          September 30                September 30
                                                     ---------------------     ------------------------
                                                       1995        1994(d)       1995           1994(d)
                                                     --------     --------     --------        --------
Operating Income (Loss) (in millions) (a). . . . .   $    2.9    $    3.1      $   (1.5)      $   22.5
                                                     ========    ========      ========        ========
Revenues (in millions) (a)
  Natural gas  . . . . . . . . . . . . . . . . . .   $   46.8    $   33.4      $  113.8       $  111.8
  Oil and condensate . . . . . . . . . . . . . . .       17.0         7.5          37.7           23.2
  Natural gas liquids. . . . . . . . . . . . . . .        1.4          .4           3.1            1.3
  Other. . . . . . . . . . . . . . . . . . . . . .        1.6          .1           1.8             .3
                                                     --------    --------      --------        -------
      Total. . . . . . . . . . . . . . . . . . . .   $   66.8    $   41.4      $  156.4       $  136.6
                                                     ========    ========      ========        =======
Sales Volumes (a)
  Natural gas (MMcf) . . . . . . . . . . . . . . .     29,083      16,258        63,536         51,667
  Oil and condensate (MBbl). . . . . . . . . . . .      1,018         487         2,236          1,523
  Natural gas liquids (MBbl) . . . . . . . . . . .        157          45           311            129
  Total volumes (MMcfe) (b). . . . . . . . . . . .     36,133      19,450        78,818         61,579

Average Sales Price (a)
  Natural gas (per Mcf). . . . . . . . . . . . . .   $   1.61    $   2.06      $   1.79       $   2.16
  Oil and condensate (per Bbl) . . . . . . . . . .      16.72       15.29         16.86          15.23
  Natural gas liquids (per Bbl). . . . . . . . . .       9.08       10.89         10.03          10.32
  Total product revenue (per Mcfe) (b) . . . . . .       1.81        2.13          1.96           2.21

Cost and Expenses (per Mcfe) (b)
  Production and operating (c) . . . . . . . . . .   $    .36    $    .39      $    .41       $    .38
  Exploration. . . . . . . . . . . . . . . . . . .        .10         .12           .11            .11
  Depreciation and amortization  . . . . . . . . .        .97         .98          1.03            .98
  General, administrative and other. . . . . . . .        .19         .31           .28            .23
  Taxes, other than income . . . . . . . . . . . .        .15         .16           .17            .16

Net Wells
  Drilled. . . . . . . . . . . . . . . . . . . . .         14          13            53             48
  Productive . . . . . . . . . . . . . . . . . . .          7           9            33             30

(a)   The separate results of EEX and DALEN            Three Months Ended          Nine Months Ended
      are as follows:                                   September 30,1995          September 30, 1995
                                                     ---------------------      -----------------------
                                                        EEX         DALEN         EEX            DALEN*
                                                     --------     --------      --------       --------
      Operating Income (Loss) (in millions). . . .   $    1.0    $    1.9      $   (3.5)      $    2.0
                                                     ========    ========      ========        ========
      Revenues (in millions)
        Natural gas  . . . . . . . . . . . . . . .   $   26.7    $   20.1      $   86.2       $   27.6
        Oil and condensate . . . . . . . . . . . .        8.6         8.4          26.5           11.2
        Natural gas liquids. . . . . . . . . . . .         .7          .7           2.1            1.0
        Other. . . . . . . . . . . . . . . . . . .        1.3          .3           1.4             .4
                                                     --------    --------      --------        -------
              Total. . . . . . . . . . . . . . . .   $   37.3    $   29.5      $  116.2       $   40.2
                                                     ========    ========      ========        =======
      Sales Volumes
        Natural gas (MMcf) . . . . . . . . . . . .     15,428      13,655        45,291         18,245
        Oil and condensate (MBbl). . . . . . . . .        514         504         1,570            666
        Natural gas liquids (MBbl) . . . . . . . .         61          96           185            126
        Total volumes (MMcfe) (b). . . . . . . . .     18,878      17,255        55,821         22,997

      Average Sales Price
        Natural gas (per Mcf). . . . . . . . . . .   $   1.73    $   1.47      $   1.90       $   1.51
        Oil and condensate (per Bbl) . . . . . . .      16.85       16.59         16.91          16.74
        Natural gas liquids (per Bbl). . . . . . .      10.87        7.94         11.28           8.20
        Total product revenue (per Mcfe) (b) . . .       1.91        1.70          2.06           1.73

      *  From date of acquisition on June 8, 1995.
(b)   Oil and natural gas liquids are converted to Mcf equivalents (Mcfe) on the basis of one barrel equals
      6.0 Mcfe.
(c)   Excludes related production, severance and ad valorem taxes.
(d)   1994 amounts are restated to give effect to the acquisition of 1% general partners interest in EPO, the international gas and oil operations and the SACROC operations accounted for in a manner similar to a pooling-
      of-interests.

                                     PART II - OTHER INFORMATION


Item 1.   Legal Proceedings


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                15    Letter of Deloitte & Touche LLP dated
                      October 30, 1995, regarding unaudited
                      interim financial statements.

                23.1  Consent of Deloitte & Touche LLP
                      (included in Exhibit 15.)


          (b)   Reports on Form 8-K

                Current Report on Form 8-K dated August 9, 1995. (Closing of transaction in which a Mobil Corporation affiliate exercised its option to acquire a 40% working interest in the Garden Banks project of Enserch Exploration, Inc.)

                                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ENSERCH EXPLORATION, INC.
                                                           (Registrant)



Dated November 13, 1995               By   /s/ J. Philip McCormick

                                         ------------------------------
                                               J. Philip McCormick
                                           Senior Vice President and
                                            Chief Financial Officer



Dated November 13, 1995               By     /s/ J. W. Pinkerton
                                         -------------------------------
                                                 J. W. Pinkerton
                                          Vice President and Controller