Form 10-K
period 1995-12-31
ENSERCH EXPLORATION INC
filed 1996-03-27
CIK 931006

===========================================================================

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

(Mark One)
    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended December 31, 1995
                                OR
    (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
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

Registrant's Telephone Number, Including Area Code - (214) 369-7893

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        Name of Each Exchange
     Title of Each Class                 on which Registered
     -------------------                ---------------------

Common Stock ($1.00 par value)               New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (_)

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 15, 1996: $205,800,579.

     Shares of the Registrant's Common Stock outstanding as of March 15, 1996: 125,927,727 shares.

     Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Proxy Statement filed on or about
March 29, 1996 (Part III).

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (_)


===========================================================================

                            FORM 10-K

                          ANNUAL REPORT
           For the Fiscal Year Ended December 31, 1995

                        TABLE OF CONTENTS
                                                             Page
                              PART I
ITEM  1.  Business . . . . . . . . . . . . . . . . . . . . . . 1
               General . . . . . . . . . . . . . . . . . . . . 1
               Reorganization. . . . . . . . . . . . . . . . . 1
               Recent Developments . . . . . . . . . . . . . . 1
                    DALEN Acquisition. . . . . . . . . . . . . 1
                    EEX Common Stock Offering. . . . . . . . . 1
                    Garden Banks Project . . . . . . . . . . . 2
                    Green Canyon Project . . . . . . . . . . . 2
                    Rocky Mountain Properties. . . . . . . . . 3
                    International Operations . . . . . . . . . 3
                    Resignation. . . . . . . . . . . . . . . . 3
               Sales Information . . . . . . . . . . . . . . . 3
               Major Customers . . . . . . . . . . . . . . . . 3
               Competition . . . . . . . . . . . . . . . . . . 3
               Government Regulation . . . . . . . . . . . . . 4
                    Environmental Matters. . . . . . . . . . . 4
                    Others Laws and Regulations. . . . . . . . 5
               Employees . . . . . . . . . . . . . . . . . . . 5
               Offices . . . . . . . . . . . . . . . . . . . . 6
               Executive Officers of Registrant. . . . . . . . 6

ITEM  2.  Properties . . . . . . . . . . . . . . . . . . . . . 7

ITEM  3.  Legal Proceedings. . . . . . . . . . . . . . . . . .10

ITEM  4.  Submission of Matters to a Vote of Security Holders.10

                             PART II

ITEM  5.  Market for Registrant's Common Equity and
          Related Stockholder Matters. . . . . . . . . . . . .10

ITEM  6.  Selected Financial Data. . . . . . . . . . . . . . .10

ITEM  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . .10

ITEM  8.  Financial Statements and Supplementary Data. . . . .10

ITEM  9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . .10

                             PART III

ITEM 10.  Directors and Executive Officers of the Registrant .10

ITEM 11.  Executive Compensation . . . . . . . . . . . . . . .10

ITEM 12.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . .10

ITEM 13.  Certain Relationships and Related Transactions . . .10

                             PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K. . . . . . . . . . . . . . . . .11

APPENDIX A  Financial Information. . . . . . . . . . . . . . A-1

                              PART I

ITEM 1.   Business

General

     Enserch Exploration, Inc. ("EEX" or the "Company"), an 83.4% owned subsidiary of ENSERCH Corporation ("ENSERCH"), has been engaged in the exploration for and the development, production and sale of natural gas and crude oil since 1918. EEX is one of the largest independent exploration and production companies in the United States, with a reserve base of 1,792 billion cubic feet of natural gas equivalent ("Bcfe") at January 1, 1996, as estimated by DeGolyer and MacNaughton ("D&M"), independent petroleum consultants. Approximately 75% of these reserves consist of natural gas. EEX has grown through exploration, development and acquisition activities concentrated in major production basins located offshore in the Gulf of Mexico and onshore in East Texas, North Central Texas and the U.S. Gulf Coast.

Reorganization

     EEX's gas and oil operations represent the gas and oil exploration and production business of ENSERCH. From 1985 through December 30, 1994, this business was conducted primarily through Enserch Exploration Partners, Ltd. ("EP"), a limited partnership in which a minority interest (less than 1% since
1989), was held by the public. At year-end 1994, pursuant to a plan for the reorganization of EP ("Reorganization"), EEX acquired, through a series of transactions, all of the operating properties of EP Operating Limited Partnership ("EPO"), EP's 99%-owned operating partnership, in exchange for shares of EEX common stock. On December 30, 1994, the Reorganization was consummated, EPO was merged into EEX, EP was liquidated and the EEX common stock held by EP was distributed to EP's limited and general partners in accordance with their partnership interests.

     Upon the liquidation of EP and distribution of EEX common stock, public unitholders of EP received 805,914 shares (.8%) and ENSERCH received 103,775,328 shares (99.2%) of EEX's 104,581,242 shares then outstanding. Trading of EEX common stock began on the New York Stock Exchange under the symbol "EEX" on January 3, 1995.

     In 1995, EEX acquired ENSERCH's international and SACROC operations.

Recent Developments

     DALEN Acquisition. On June 8, 1995, EEX acquired all of the capital stock of DALEN Corporation ("DALEN"), an independent gas and oil company engaged in the exploration for and the development and production of natural gas and crude oil (the "DALEN Acquisition"). Through the DALEN Acquisition, EEX acquired proved reserves totaling 397 Bcfe at June 30, 1995, and other assets for cash of $340 million and assumed DALEN's bank debt of $115 million. The DALEN Acquisition was initially funded through EEX's borrowings. DALEN's activities are oriented primarily toward natural gas and are concentrated in selected major production regions, including the Gulf Coast, the Gulf of Mexico and the Mid-Continent.

     EEX Common Stock Offering. On September 26, 1995, EEX sold 20 million shares of its common stock to the public for net proceeds of approximately $208 million after expenses, and ENSERCH's ownership was reduced to 83.4%. Proceeds from the sale were used to reduce borrowings incurred to finance the DALEN Acquisition.

     Garden Banks Project. In the third quarter of 1995, an affiliate of Mobil Corporation ("Mobil") acquired a 40% working interest in EEX's Garden Banks Block 388 project, a six-block unit located 200 miles southwest of New Orleans, Louisiana, in 2,200 feet of water. EEX received cash, property interests and future work commitments on the project. In addition, EEX was relieved of capital and operating lease obligations of approximately
$140 million as well as 40% of the capital expenditures required to complete the project. EEX now owns a 60% working interest and remains the operator of the project.

     To date, two wells that had been drilled and completed prior to the facility moving in are producing on Block 388, and a third well, which is in progress, is expected to begin producing in the second quarter of 1996. Two wells have been drilled on adjacent Block 387 and are planned for subsea completion and tie-back to the production facility, which will allow production to commence during the second quarter of 1996. EEX plans to drill and complete a fourth well from the platform in 1996, bringing to six the number of wells producing by year-end.

     In January 1996, the combined flow rate from two wells previously drilled on Block 388 was equivalent to 4,000 barrels ("Bbls") of oil per day, down from the initial production rate, which was the equivalent of approximately 9,000 Bbls of oil per day. While a decline in daily production from the initial rate is normal, the magnitude of the decline is being carefully evaluated. Development plans, which may include water-injection wells, will be dictated by characteristics of formations and reservoirs, including flow rates and declines, which become better defined with each additional well and each additional month of operation. Gross proved reserves attributed thus far to this project by D&M at the beginning of 1996 were equivalent to 39 million barrels ("MMBbls") of oil.

     On September 13, 1995, EEX, together with Mobil, submitted the highest bids and was awarded exploration and development rights on ten additional blocks in the Garden Banks area.

     Green Canyon Project. In October 1995, another affiliate of Mobil and an affiliate of Reading & Bates Corp. purchased a 40% and 20% working interest, respectively, in EEX's Green Canyon Block 254 project, a four-block unit located approximately 150 miles south of New Orleans, Louisiana, in 2,200 to 3,400 feet of water. EEX received cash, an interest in a gas and oil property and future work commitments. EEX now owns a 40% working interest and remains the operator of the project.

     Gross proved reserves attributed to this project thus far by D&M are equivalent to nearly 72 MMBbls of oil, and work continues to further delineate the extent of identified hydrocarbon-bearing formations. The reserves are based on two wells and one sidetrack drilled prior to 1995 on Block 254 and a third productive well drilled in late 1995 which flowed at a rate equivalent to 3,000 Bbls of oil per day on a limited test. The next confirmation well is being drilled on Block 298 and is planned to bottom on Block 297 at 17,500 feet. The well, if successful, will extend the field limits 3,000 feet to the south and add additional proved reserves. Simultaneously, EEX and its partners are reviewing potential production alternatives that are expected to lead to the ultimate design and sizing of a production facility. Tentatively, the group is examining the merits of a floating facility capable of handling the equivalent of 70,000 Bbls of oil per day with wells connected by subsea templates and bundled flow lines. First production is expected from Green Canyon in 1999.

     On May 10, 1995, EEX, on behalf of its Green Canyon partners, submitted the highest bids and was awarded seven additional blocks located within ten miles of this project.

     Rocky Mountain Properties. In December 1995, EEX announced plans to offer for sale its Rocky Mountain area properties, which are in six states, aggregate over 250,000 net acres and had proved reserves of 169 Bcfe at January 1, 1996. These properties were mostly acquired as part of the DALEN Acquisition and are not within the core area of EEX's other properties. See "Financial Review - Natural Gas and Oil Exploration and Production" in Appendix A.

     International Operations. In 1995, EEX acquired the international gas and oil operations of ENSERCH in exchange for 1,240,000 shares of EEX common stock and $2.6 million in cash. The acquired operations consist of concessions in Indonesia, Malaysia and Israel and had proved reserves of 5 MMBbls of oil at January 1, 1996, all on the Indonesian properties. EEX had previously managed these properties for ENSERCH. In 1995, EEX announced the conclusion of a Memorandum of Understanding to form a joint venture with ONGC Videsh Ltd., a wholly owned subsidiary of The Oil and Natural Gas Corporation of New Delhi, India, to explore and develop hydrocarbon resources in India and other countries.

     Resignation. J. T. Williams, who was elected Vice Chairman and Chief Executive Officer of EEX effective July 1, 1995, resigned effective February 1, 1996. Mr. Williams was paid severance in accordance with his employment contract which was entered into as part of the acquisition of DALEN.

Sales Information

     Sales data are set forth under "Operating Data" included in Appendix A to this report.

Major Customers

     EEX sells its gas and oil under long- and short-term contracts.  In
1995, Enserch Energy Services, Inc. ("EES"), the ENSERCH natural-gas marketing subsidiary, was EEX's largest gas customer, purchasing gas under two long-term variable-priced contracts. A division of ENSERCH, Lone Star Gas Company, purchases gas under a long-term fixed-priced service contract. In 1995, approximately 10% of EEX's natural-gas volumes was sold to Lone Star Gas Company. The continuing maturity of gas markets is causing an evolution in the gas marketing efforts of EEX. Unbundling of services by interstate pipelines, deregulation efforts of many state regulatory bodies and the explosion of financial instruments tied to gas markets have radically altered marketing opportunities for producers. EEX has concluded that it can achieve the greatest economic benefit from using the services of gas marketing organizations rather than having its own large staff, while maintaining a core staff to ensure market prices are being received.

     Oil sales contracts are for one year or less, and prices generally are based upon field posted prices plus negotiated bonuses.

     EEX may utilize futures contracts, commodity price swaps and other financial instruments to reduce exposure of EEX's gas and oil production to price volatility. See "Financial Review - Gas and Oil Market Volatility" and
Note 7 of the Notes to Consolidated Financial Statements included in
Appendix A for additional information on hedging activities.

Competition

     All phases of the gas and oil industry are highly competitive. EEX competes in the acquisition of properties, the search for and development of reserves, the production and sale of gas and oil and the securing of the labor and equipment required to conduct operations. EEX's competitors include major gas and oil companies, other independent gas and oil concerns and individual producers and operators. Many of these competitors have financial and other resources that substantially exceed those available to EEX. Gas and oil producers also compete with other industries that supply energy and fuel.

Government Regulation

     The gas and oil industry is extensively regulated by federal, state and local authorities. Legislation affecting the gas and oil industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations binding on the gas and oil industry and its individual members, some of which carry substantial penalties for the failure to comply. Inasmuch as such laws and regulations are frequently amended, reinterpreted or expanded, EEX is unable to predict the future cost or impact of complying with such laws and regulations.

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

     Environmental Matters. Gas and oil operations are subject to extensive federal, state and local laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund Law", and similar state statutes and, with respect to federal leases, to interruption or termination by governmental authorities on account of environmental and other considerations. Regulations of the Department of the Interior currently impose absolute liability upon the lessee under a federal lease for the costs of clean-up of pollution resulting from a lessee's operations, and such lessee may also be subject to possible legal liability for pollution damages. EEX maintains insurance against costs of clean-up operations but is not fully insured against all such risks. A serious incident of pollution may result in the Department of the Interior requiring lessees under federal leases to suspend or cease operation in the affected area. With respect to any EEX operations conducted on offshore federal leases, liability may generally be imposed under the Outer Continental Shelf Lands Act for costs of clean-up and damages caused by pollution resulting from such operations, other than damages caused by acts of war or the negligence of third parties.

     The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" (which includes owners and operators of offshore facilities) related to the prevention of oil spills and liability for damages resulting from such spills in the United States waters. In addition, it imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. On August 25, 1993, the Minerals Management Service (the "MMS"), a federal agency, published an advance notice of its intention to adopt a rule under the OPA that would require owners and operators of offshore gas and oil facilities to establish $150 million in financial responsibility. Under the proposed rule, financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. There is substantial uncertainty as to whether insurance companies or underwriters will be willing to provide coverage under the OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. The financial tests or other criteria that will be used to judge self-insurance are also uncertain. EEX cannot predict the final form of the financial responsibility rule that will be adopted by the MMS, but such rule has the potential to result in the imposition of substantial additional annual costs on EEX and otherwise materially adversely affect EEX. The impact of the rule, however, should not be any more adverse to EEX than it would be to other similarly situated owners or operators in the Gulf of Mexico.

     The operations of EEX are also subject to the Clean Water Act and the Clean Air Act, as amended, and comparable state statutes. The EPA is currently implementing regulations pursuant to the Clean Air Act, and the states are also implementing programs. EEX may be required to incur certain capital expenditures over the next five to ten years for air pollution control equipment.

     EEX's onshore operations are subject to numerous United States federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment, including CERCLA. Such regulations, among other things, impose absolute liability on the lessee under a lease for the cost of clean-up of pollution resulting from a lessee's operations, subject the lessee to liability for pollution damages, may require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the remediation and clean-up costs and for damages to natural resources. EEX has received inquiries regarding and could be named as a potentially responsible party at two Superfund sites. However, EEX does not believe that any liabilities in connection with such matters will have a material adverse effect on its business or results of operations.

     For offshore operations, lessees must obtain the MMS and various other federal and state agencies' approval for exploration, development and production plans prior to the commencement of such operations. Similarly, the MMS has promulgated other regulations governing the plugging and abandoning of wells located offshore and the removal of all production facilities. Under certain circumstances, including but not limited to, conditions deemed to be a threat or harm to the environment, the MMS may also require any EEX operation on federal leases to be suspended or terminated in the affected area.

     Other Laws and Regulations. Various laws and regulations require permits for drilling wells and the maintenance of bonding requirements in order to drill or operate wells and also regulate the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, the prevention of waste of gas and oil, the prevention and cleanup of pollutants, the maintenance of certain gas/oil ratios and other matters. EEX's operations are also subject to various conservation requirements. These include the regulation of the size and shape of drilling and spacing units or proration units, the density of wells which may be drilled, maximum rates of production and unitization or pooling of oil and gas properties.

     In the aggregate, compliance with federal and state rules and regulations is not expected to have a material adverse effect on EEX's operations.

Employees

     At December 31, 1995, EEX had 465 full-time employees.

Offices

     The principal offices of EEX are located at 4849 Greenville Avenue, Suite 1200, Dallas, Texas 75206, and its telephone number is (214) 369-7893.

     Production offices are maintained in Dallas, Houston, Athens, Bridgeport, Longview and Midland, Texas.

Executive Officers of Registrant

     Set forth below is information concerning the executive officers of EEX:


 Name           Age          Title and Business Experience
 ----           ---          -----------------------------
D. W. Biegler         49     Chairman and Director since September 1994
                             and Chief Executive Officer from September
                             1994 to June 1995 and since February 1996.
                             He also served Enserch Exploration
                             Holdings, Inc. ("EEH")* as Chairman since
                             January 1992 and a Director since September
                             1991.  Since May 1993, Mr. Biegler has been
                             Chairman and President, Chief Executive
                             Officer of ENSERCH.  He served Lone Star
                             Gas Company, the utility division of
                             ENSERCH, as President from 1985 and as
                             Chairman from 1989 and was elected
                             President and Chief Operating Officer of
                             ENSERCH in 1991.

Gary J. Junco         46     President, Chief Operating Officer and
                             Director since September 1994.  He also
                             served EEH as President, Chief Operating
                             Officer since January 1991 and Director
                             since 1985.

R. L. Kincheloe       65     Senior Vice President, Offshore and
                             International, since September 1994.  He
                             also served EEH as Senior Vice President,
                             Offshore and International since January
                             1992 and was Senior Vice President,
                             Drilling and Production Operations, from
                             April 1985 to January 1992.

B. K. Irani            44    Senior Vice President, Production and
                             Engineering Division, since June 1995.  He
                             had been Vice President, Production and
                             Engineering Division, from September 1994
                             to June 1995.  He also served as Vice
                             President, Production and Engineering of
                             EEH since September 1988 and a Vice
                             President of EEH since August 1984.

J. P. McCormick       54     Senior Vice President and Chief Financial
                             Officer since June 1995.  He served Lone
                             Star Gas Company, a division of ENSERCH, as
                             Senior Vice President, Transmission, from
                             February 1993 to June 1995 and as Senior
                             Vice President, Finance, from July 1991 to
                             1993.  Prior to joining Lone Star Gas
                             Company, he practiced public accounting for
                             26 years and was a partner in KPMG Peat
                             Marwick and KMG Main Hurdman and served in
                             management positions in each firm.

Randall B. Wilson      47    Vice President and General Counsel since
                             June 1995.  He was Vice President and
                             General Counsel of DALEN from June 1990 to
                             June 1995.

*EEH, a Delaware corporation, was formerly named "Enserch Exploration, Inc." and served as the Managing General Partner of EP until December 30, 1994.

 There are no family relationships between any of the above officers.
All officers of the Company are elected annually by the Board of Directors. Officers may be removed by the Board of Directors whenever, in its judgment, the best interest of the Company will be served thereby.

ITEM 2.    Properties

   EEX's domestic activities are focused in four regions: the Gulf of Mexico; East Texas; North Central Texas; and the Gulf Coast Region of Texas, Louisiana, Mississippi and Alabama. The following table sets forth estimated net proved reserves of EEX by region, as estimated by D&M, at January 1, 1996:

                                             Oil
                               Natural     and Gas
                                 Gas       Liquids       Total
 Region                         (Bcf)      (MMBbls)      (Bcfe)
 ------                        -------     --------       ------
Gulf of Mexico                   127.6       36.4          346.0
East Texas                       846.6        7.7          892.8
North Central Texas and other    248.9       18.1          357.5
Gulf Coast                       139.7        4.3          165.5
                               -------       ----        -------
 Total Domestic                1,362.8       66.5        1,761.8
International                                 5.0           30.0
                               -------       ----        -------
 Total                         1,362.8       71.5        1,791.8
                               =======       ====        =======

     See Note 12 of the Notes to Consolidated Financial Statements included in Appendix A to this report for additional information on gas and oil reserves.

     During 1995, EEX filed Form EIA-23 with the Department of Energy reflecting reserve estimates for the year 1994. Such reserve estimates were not materially different from the 1994 reserve estimates reported in Note 11 of the Notes to Consolidated Financial Statements included in Appendix A to this report.

     Developed and undeveloped lease acreage as of December 31, 1995, are set forth below:

                  Developed Acres    Undeveloped Acres
                ------------------  -------------------
                 Gross     Net(1)     Gross     Net(1)
                -------   -------   --------- ---------
Domestic
 Offshore       141,842    40,329     755,240   416,272
 Onshore        535,294   337,790   1,541,826   901,017
                -------   -------   --------- ---------
   Total        677,136   378,119   2,297,066 1,317,289
International                       2,489,567   618,637
                -------   -------   --------- ---------
   Total        677,136   378,119   4,786,633 1,935,926
                =======   =======   ========= =========

(1) Represents the proportionate interest of EEX in the gross acres under lease.

     EEX purchased about 329,000 net acres of leasehold interests in 1995, 184,000 of which were in the Gulf of Mexico. EEX's Gulf of Mexico holdings totaled some 457,000 net acres, with an average working interest of 49% in 212 blocks and an overriding royalty interest in 13 other blocks. EEX operates 103 offshore blocks. EEX also canceled or allowed to expire 15 Gulf of Mexico leases during the year, which had been condemned following drilling on or near them or after geophysical and geological findings.

     EEX plans further drilling on undeveloped acreage but at this time cannot specify the extent of the drilling or predict how successful it will be in establishing commercial reserves sufficient to justify retention of the acreage. The primary terms under which the undeveloped acreage can be retained by the payment of delay rentals without the establishment of gas and oil reserves expire as follows:

                             Undeveloped Acres Expiring
                    -------------------------------------------
                          Domestic             International
                    -------------------     -------------------
                      Gross       Net          Gross      Net
                    ---------   -------      --------   -------
     1996             663,852   380,697       273,841    68,460
     1997             424,957   243,698       456,401   114,100
     1998 and later 1,208,257   692,894     1,759,325   436,077

     Drilling rights with regard to a portion of the undeveloped acreage may be allowed to expire before the expiration of primary terms specified in this schedule by nonpayment of delay rentals.

     At December 31, 1995, EEX owned interests in 2,125 gas wells (1,384.2 net) and 2,345 oil wells (488 net) in the United States and 4 oil wells (1 net) in Indonesia.  Of these, 226 gas wells (166.4 net) and 43 oil wells (34.9 net) were dual completions in single boreholes.

     Drilling activity during the three years ended December 31, 1995, including the activities of DALEN for all periods shown, is set forth below:

                    1995           1994           1993
                -----------    -----------    -----------
                Gross Net      Gross Net      Gross Net
                ----- ----     ----- ----     ----- ----
Exploratory Wells:
 Productive      38   24.6      21   13.8       7    3.8
 Dry             47   26.8      56   30.5      33   15.6
                 --   ----      --   ----      --   ----
    Total        85   51.4      77   44.3      40   19.4
                 ==   ====      ==   ====      ==   ====

Development Wells:
 Productive      41   26.4      90   63.0     131   86.6
 Dry              6    3.5      15    7.5       9    4.5
                 --   ----     ---   ----     ---   ----
    Total        47   29.9     105   70.5     140   91.1
                 ==   ====     ===   ====     ===   ====

Note: Productive wells are either producing wells or wells capable of commercial production, although currently shut-in. The term "gross" refers to the wells in which a working interest is owned, and the term "net" refers to gross wells multiplied by the percentage of EEX's working interest owned therein.

     At December 31, 1995, EEX was participating in 69 wells (41 net), which were either being drilled or in some stage of completion.

     The number of wells drilled is not a significant measure or indicator of the relative success or value of a drilling program because the significance of the reserves and economic potential may vary widely for each project. It is also important to recognize that reported completions may not necessarily correspond to capital expenditures, since Securities and Exchange Commission guidelines do not allow a well to be reported as complete until it is ready for production. In the case of offshore wells, this may be several years following initial drilling because of the timing of construction of platforms, pipelines and other necessary facilities.

     Additional information relating to the gas and oil activities of EEX is set forth in Note 12 of the Notes to Consolidated Financial Statements included in Appendix A to this report.

     Planned property, plant and equipment additions for 1996 total
$187 million.

     EEX leases approximately 205,000 square feet of office space for its offices in Dallas, Texas, under leases expiring in December 1998 and August 2002.

ITEM 3.  Legal Proceedings

     EEX is a party to lawsuits arising in the ordinary course of its business. EEX believes, based on its current knowledge and the advice of counsel, that all lawsuits and claims would not have a material adverse effect on its financial condition. Additional information required hereunder is set forth in Note 11 of the Notes to Consolidated Financial Statements included in Appendix A to this report.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                             PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

     The information required hereunder is set forth under "Common Stock Market Prices and Dividend Information" included in Appendix A to this report.

ITEM 6.  Selected Financial Data

     The information required hereunder is set forth under "Selected Financial Data" included in Appendix A to this report.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required hereunder is set forth under "Financial Review" included in Appendix A to this report.

ITEM 8.  Financial Statements and Supplementary Data

     The information required hereunder is set forth under "Independent Auditors' Report," "Management Report on Responsibility for Financial Reporting," "Statements of Consolidated Operations," "Statements of Consolidated Cash Flows," "Consolidated Balance Sheets," "Statements of Owners' Equity," "Notes to Consolidated Financial Statements" and "Quarterly Results" included in Appendix A to this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                             PART III

ITEMS 10-13.

     Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 (except for information set forth at the end of Part I under "Business - Executive Officers of Registrant") is incorporated by reference from EEX's definitive proxy statement which is being filed pursuant to Regulation 14A on or about March 26, 1996.

                             PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)-1     Financial Statements

     The following items appear in the Financial Information section included in Appendix A to this report:

                    Item                                         Page
                    ----                                         ----
     Selected Financial Data . . . . . . . . . . . . . . . . .    A-2
     Operating Data. . . . . . . . . . . . . . . . . . . . . .    A-4
     Financial Review. . . . . . . . . . . . . . . . . . . . .    A-5
     Independent Auditors' Report. . . . . . . . . . . . . . .    A-12
     Management Report on Responsibility for Financial Reporting  A-13
     Financial Statements:
          Statements of Consolidated Operations. . . . . . .      A-14
          Statements of Consolidated Cash Flows. . . . . . .      A-15
          Consolidated Balance Sheets. . . . . . . . . . . .      A-16
          Statements of Owners' Equity . . . . . . . . . . .      A-17
     Notes to Consolidated Financial Statements. . . . . . .      A-18
     Quarterly Results . . . . . . . . . . . . . . . . . . .      A-32
     Common Stock Market Prices and Dividend Information . .      A-33

(a)-2     Financial Statement Schedules

      The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(a)-3     Exhibits

3.1 Restated Articles of Incorporation of the Company as currently in effect.

3.2       Bylaws of the Company as currently in effect.

10.1* Lease Agreement for Garden Banks 388-1 between the Company and Enserch Exploration Holdings, Inc. (formerly Enserch Exploration, Inc.) included as Exhibit 10.3 to the Company's Registration Statement on Form S-4 (No. 33-56792).

10.2* Lease Agreement for Garden Banks 388-2 between the Company and Enserch Exploration Holdings, Inc. (formerly Enserch Exploration, Inc.) included as Exhibit 10.4 to the Company's Registration Statement on Form S-4 (No. 33-56792).

10.3* Lease Agreement for Mississippi Canyon 441 between the Company and Enserch Exploration Holdings, Inc. (formerly Enserch Exploration, Inc.) included as Exhibit 10.5 to the Company's Registration Statement on Form S-4 (No. 33-56792).

10.4* Participation Agreement between EP Operating Limited Partnership and Mobil Producing Texas and New Mexico Inc. included as Exhibit
          10.6 to the Company's Registration Statement on Form S-4
          (No. 33-56792).

10.5* Stock Purchase Agreement dated as of April 12, 1995, By and Between PG&E Enterprises, as Seller, and Registrant, as Buyer, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-2 (No. 33-60461).

10.6* Gas Purchase Contract between EP Operating Company and Lone Star Gas Company, a division of ENSERCH Corporation, dated January 1, 1988, Amendatory Agreement dated June 1, 1990, Amendatory Agreement dated July 1, 1992 and Letter Amendment dated August 30, 1993, filed as Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994.

10.7* Letter Agreement regarding intercompany loans effective January 1, 1995, between the Company and ENSERCH Corporation filed as Exhibit
          10.8 to the Company's Registration Statement on Form S-2
          (No. 33-60461).

10.8* Natural Gas Sales and Purchase Contract between EP Operating Limited Partnership and Enserch Gas Company, each effective
          March 1, 1993, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-2 (No. 33-60461).

10.9* Natural Gas Sales and Purchase Contract between EP Operating Limited Partnership and Enserch Gas Company, effective March 1, 1993, and amendment effective November 1, 1994, filed as
          Exhibit 10.10 to the Company's Registration Statement on Form S-2 (No. 33-60461).

10.10* Agency Agreement between EP Operating Limited Partnership and Enserch Gas Company effective March 1, 1993, filed as
          Exhibit 10.11 to the Company's Registration Statement on Form S-2 (No. 33-60461).

10.11* Credit Agreement among Enserch Exploration, Inc. as Borrower, Texas Commerce Bank National Association, as Administrative Agent, The Chase Manhattan Bank, N.A., as Syndication Agent, Chemical Bank, as Auction Agent and The Lenders now or hereafter Parties hereto dated as of May 1, 1995, filed as Exhibit 10.19 to the Company's Registration Statement on Form S-2 (No. 33-60461).

10.12* Tax Sharing Agreement between ENSERCH Corporation and Enserch Exploration, Inc., filed as Exhibit 10.21 to the Company's Registration Statement on Form S-2 (No. 33-60461).

10.13* Amended and Restated Limited Liability Company Agreement of MIStS Issuer L.L.C. dated August 4, 1995, filed as Exhibit 10.22 to the Company's Registration Statement on Form S-2 (No. 33-60461).

          Executive Compensation Plan and Arrangements
          (Exhibits 10.14 through 10.20):

10.14*    Enserch Exploration, Inc. 1994 Stock Incentive Plan, filed as
          Exhibit 10.1 to the Company's Registration Statement on Form S-4 (No. 33-56792).

10.15     Performance Incentive Plan - Calendar Year 1996.

10.16 ENSERCH Corporation Deferred Compensation Plan and Amendment No. 1 dated March 28, 1995, and Amendment No. 2 dated January 1, 1996.

10.17*    ENSERCH Corporation Deferred Compensation Trust, filed as
          Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.18* ENSERCH Corporation Retirement Income Restoration Plan and Amendment No. 1 thereto dated September 30, 1994, filed as Exhibit
          10.10 to the Company's Form 10-K for the year ended December 31, 1994.

10.19*    ENSERCH Corporation Retirement Income Restoration Trust, filed as
          Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.20 Form of Change of Control Agreement executed by certain executive officers of the Company.

21        Subsidiaries of the Company.

23.1      Consent of Deloitte & Touche LLP.

23.2      Consent of DeGolyer and MacNaughton.

24        Powers of Attorney.

27        Financial Data Schedule.

99* Proxy Statement dated at or about March 29, 1996, being filed with the Securities and Exchange Commission on or about March 29, 1996.

--------------------

     Long-term debt is described in Note 4 of the Notes to Consolidated Financial Statements included in Appendix A to this report. EEX agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of such long-term debt, which instruments are not filed herewith pursuant to Paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K.

* Incorporated herein by reference and made a part hereof.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1995.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                   ENSERCH EXPLORATION, INC.



March    26 , 1996                 By   /s/ D. W. Biegler
      -----                             --------------------------
                                        D. W. Biegler, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.


     Signature and Title                             Date
     -------------------                             ----
D. W. Biegler, Chairman and President,
Chief Executive Officer and Director;
Gary J. Junco, President, Chief Operating
Officer and Director; Frederick S. Addy,           March 26, 1996
Director; B. A. Bridgewater, Jr., Director;              --
J. P. McCormick, Senior Vice President and
Chief Financial Officer; and J. W.
Pinkerton, Vice President and Controller,
Chief Accounting Officer


By:  /s/ D. W. Biegler
     -----------------------
     D. W. Biegler
     Individually and As
     Attorney-in-Fact

                                                                  APPENDIX A


                          ENSERCH EXPLORATION, INC.
                       INDEX TO FINANCIAL INFORMATION
                              December 31, 1995



                                                                       Page

Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . .  A-2

Operating Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-4

Financial Review . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-5

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .  A-12

Management Report on Responsibility for Financial Reporting. . . . . .  A-13

Financial Statements:

   Statements of Consolidated Operations . . . . . . . . . . . . . . .  A-14

   Statements of Consolidated Cash Flows . . . . . . . . . . . . . . .  A-15

   Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . .  A-16

   Statements of Owners' Equity. . . . . . . . . . . . . . . . . . . .  A-17

   Notes to Consolidated Financial Statements. . . . . . . . . . . . .  A-18

Quarterly Results. . . . . . . . . . . . . . . . . . . . . . . . . . .  A-32

Common Stock Market Prices and Dividend Information. . . . . . . . . .  A-33

                      SELECTED FINANCIAL DATA-ENSERCH EXPLORATION, INC.


                                                                     As of or for Year Ended December 31
                                                -----------------------------------------------------------------------
                                                1995(a)         1994         1993         1992         1991       1990
                                                -----------------------------------------------------------------------
                                                              (In millions except per share amounts)
INCOME STATEMENT DATA
  Natural gas revenues . . . . . .            $  157.3      $  144.5     $  146.4     $  118.6     $  123.5    $  142.8
  Oil and condensate revenues. . .                56.5          30.9         36.9         45.1         54.0        64.9
  Natural gas liquids revenues.. .                 4.9           2.4          4.1          6.5          2.0         2.2
  Other revenues . . . . . . . . .                 2.1           1.3          2.4          1.3          1.5          .4
                                                ------      --------     --------     --------      -------    --------
   Total revenues. . . . . . . . .               220.8         179.1        189.8        171.5        181.0       210.3

  Production and operating expenses               48.7          31.7         31.4         29.6         35.1        34.7
  Exploration. . . . . . . . . . .                11.8           9.1          8.7         11.2         12.2        12.0
  Depreciation and amortization. .               115.7          80.8         78.4         76.7         73.7        72.7
  (Sale) write-down of inactive pipeline                        (7.5)                     16.5
  Write-down of gas and oil properties              .9                       10.2                      53.1          .3
  General, administrative and other               30.7          19.8         30.0         23.1         23.6        37.3
  Taxes, other than income . . . .                19.2          13.2         15.9         15.6         17.3        16.5
                                              --------      --------     --------     --------     --------    --------
    Total expenses . . . . . . . .               227.0         147.1        174.6        172.7        215.0       173.5

  Operating income (loss). . . . .                (6.2)         32.0         15.2         (1.2)       (34.0)       36.8
  Other income (expense)-net . . .                  .1           (.3)                                   6.0         (.1)
  Interest income. . . . . . . . .                 1.0            .7          2.0          3.7          3.2         2.9
  Interest and other financing costs             (14.6)        (20.9)       (30.6)       (20.7)       (20.0)      (10.6)
                                              --------      --------     --------     --------     --------    --------
  Income (loss) before income taxes              (19.7)         11.5        (13.4)       (18.2)       (44.8)       29.0
  Income taxes (benefit) . . . .                  (7.2)          (.3)        (3.4)          .4                       .9
                                              --------      --------     --------     --------     --------    --------
  Net income (loss). . . . . . .              $  (12.5)     $   11.8     $  (10.0)    $  (18.6)    $  (44.8)   $   28.1

  Pro Forma Information - Change in Tax Status (b):
    Income (loss) before income taxes                       $   11.5     $  (13.4)    $  (18.2)    $  (44.8)   $   29.0
    Income taxes (benefit) . . . .                               4.0         (4.7)        (6.4)       (17.0)        9.9
                                                            --------     --------     --------     --------    --------
    Net income (loss). . . . . . .                          $    7.5    $    (8.7)    $  (11.8)    $  (27.8)   $   19.1

  Net income (loss) per share (pro forma
    for periods prior to 1995) .              $   (.11)     $    .07     $   (.08)    $   (.11)    $   (.26)   $    .18

  Weighted average shares outstanding            111.1         105.8        105.8        105.8        105.8       105.8

CASH FLOW DATA
  Net cash provided by operating
    activities . . . . . . . . .              $   84.0      $   61.7     $   79.5     $   85.2     $   68.3    $   84.9
  Net cash used in investing
    activities . . . . . . . . .                (388.2)       (108.8)      (129.0)       (58.7)       (97.7)     (120.6)
  Net cash provided by (used in)
    financing activities . . . .                 305.5          47.0         48.9        (25.7)        29.2        35.8

COMMON STOCK DATA
  Market Price (c)
    High . . . . . . . . . . . .              $ 14 7/8      $ 11         $ 12 1/4     $  8 1/4     $ 10        $ 11 3/8
    Low. . . . . . . . . . . . .                 9 1/4         5 3/4        7 3/8        6 1/4        6 1/2       8 1/4
  Common Shareholders' Equity per Share           7.41          6.96
  Shares Outstanding at Year-end                 125.9         105.8

BALANCE SHEET DATA (at year-end)
  Property, plant and equipment - net         $1,670.6      $1,254.0     $1,046.4     $1,018.4     $1,056.2    $1,085.1
  Total assets . . . . . . . . .               1,776.8       1,381.2      1,111.5      1,068.8      1,126.7     1,156.7

CAPITAL STRUCTURE (at year-end)
  Capital lease obligations (d).              $   98.0      $  155.9      $            $            $          $
  Long-term debt (d) . . . . . .                 160.0                      298.0        266.0        234.0       202.0
  Company-obligated mandatorily redeemable
    preferred securities of subsidiary           150.0
  Owners' equity . . . . . . . .                 932.2         736.0        630.7        671.7        721.4       797.3
                                              --------      --------      -------      -------      -------     -------
    Total. . . . . . . . . . . .              $1,340.2      $  891.9     $  928.7      $ 937.7      $ 955.4    $  999.3

(a) 1995 includes results of DALEN since acquisition on June 8, 1995.
(b) Pro forma net income and per share data for periods prior to 1995 include a pro forma provision for income taxes on partnership operations based on the applicable federal statutory tax rate.
(c) Market price per share amounts for years prior to 1995 represent prices of Enserch Exploration Partners, Ltd. units.
(d) Including current portion.

                                                     OPERATING DATA-ENSERCH EXPLORATION, INC.

                                                                      As of or for Year Ended December 31
                                                    -----------------------------------------------------------------------
                                                        1995        1994         1993         1992        1991        1990
                                                    -----------------------------------------------------------------------
OPERATING DATA
Sales volumes
  Natural gas (Bcf). . . . . . . .                      90.2        67.1         70.0         65.2        70.0        76.8
  Oil and condensate (MMBbls). . .                       3.4         2.0          2.1          2.3         2.7         2.9
  Natural gas liquids (MMBbls) . .                        .5          .2           .3           .5          .1          .1
    Total volumes (Bcfe) (a) . . .                     113.4        80.5         84.9         82.2        86.7        95.0

Average sales price
  Natural gas (per Mcf). . . . . .                   $  1.74     $  2.15      $  2.09      $  1.82     $  1.76     $  1.86
  Oil and condensate (per Bbl) . .                     16.86       15.38        17.24        19.20       20.35       22.36
  Natural gas liquids (per Bbl). .                      9.38       10.85        12.09        13.38       17.54       16.26
    Total (per Mcfe) (a) . . . . .                      1.93        2.21         2.21         2.07        2.07        2.21

Costs and expenses (per Mcfe) (a)
  Production and operating (b) . .                   $   .43     $   .39      $   .37      $   .36     $   .40     $   .37
  Exploration. . . . . . . . . . .                       .10         .11          .10          .14         .14         .13
  Depreciation and amortization. .                      1.02        1.00          .92          .93         .85         .77
  General, administrative and other                      .27         .25          .35          .28         .27         .39
  Taxes, other than income . . . .                       .17         .16          .19          .19         .20         .17

Net Wells
  Drilled. . . . . . . . . . . .                          81          74           79           19          67          53
  Productive . . . . . . . . . .                          51          44           64            8          52          42

Proved Reserve Data (at year-end)
  Natural gas (Bcf). . . . . . .                     1,362.8     1,041.7      1,086.5      1,101.4     1,168.1     1,224.1
  Oil and condensate (MMBbls) (c)                       71.5        50.6         39.3         39.2        40.0        31.1
    Total (Bcfe) (a) . . . . . .                     1,791.8     1,345.3      1,322.3      1,336.6     1,408.1     1,410.7

Standardized Measure of Discounted
  Future Net Cash Flows (in millions)                $ 1,227     $   879      $ 1,103      $ 1,111     $ 1,064     $ 1,240

(a) Oil and natural gas liquids are converted to Mcf equivalents (Mcfe) on the basis of one barrel equals 6.0 Mcfe.
(b) Excludes related production, severance and ad valorem taxes.
(c) Reserves include natural gas liquids attributable to leasehold interests.

                             ENSERCH EXPLORATION, INC.


                                  FINANCIAL REVIEW

OVERVIEW

     On December 30, 1994, through a series of transactions, Enserch Exploration, Inc. (EEX) acquired all of the partnership interests of EP Operating Limited Partnership, the 99% owned operating partnership of Enserch Exploration Partners, Ltd. (EP). In connection with these transactions, ENSERCH Corporation (ENSERCH) and certain of its subsidiaries (collectively, the ENSERCH companies) received EP's interest in and assumed EP's obligations under certain equipment lease arrangements (the equipment was simultaneously subleased to EEX) and assumed approximately $395 million of EP's debt. In 1995, EEX acquired the international gas and oil operations and the SACROC operations of ENSERCH, and 1994 and prior financial statements were restated. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

     On June 8, 1995, EEX acquired all of the capital stock of DALEN Corporation (DALEN) for cash of $340 million and assumed DALEN's bank debt of $115 million. The acquisition increased proved reserves 397 billion cubic feet of natural-gas equivalent (Bcfe) and lowered the average reserve life of EEX's properties by about 25%.

     In the third quarter of 1995, a Mobil Corporation (Mobil) affiliate acquired a 40% working interest in EEX's Garden Banks Block 388 project, representing the sale of 81.2 Bcfe of proved reserves. EEX, which now owns a 60% working interest in and remains the operator of the project, received cash, property interests and future work commitments on the project. In addition, EEX was relieved of capital and operating lease obligations of approximately $140 million, as well as 40% of the capital expenditures required to complete the project. In October 1995, another affiliate of Mobil purchased a 40% working interest in EEX's Green Canyon Block 254 project, and an affiliate of Reading & Bates Corp. purchased a 20% working interest in the project. The Green Canyon transactions represented the sale of 206 Bcfe of reserves proved during 1995. EEX, which now has a 40% working interest in and remains the operator of the project, received cash, an interest in a gas and oil property and future work commitments.

     In December 1995, EEX announced plans to offer for sale its Rocky Mountain area properties, which are in six states and aggregate over 250 thousand net acres. These properties were mostly acquired as part of the DALEN acquisition and are being offered for sale because they are not within the core area of EEX's other properties. Total reserves for the Rocky Mountain properties at January 1, 1996, as estimated by DeGolyer and MacNaughton (D&M), independent petroleum consultants, were 223 Bcfe, of which 169 Bcfe were proved. Production from these properties in 1995 averaged
40 million cubic feet of natural-gas equivalent per day. The sale is expected to be concluded in the second quarter of 1996. EEX intends to use the proceeds from the sale to reduce debt.

RESERVES

     EEX's natural-gas reserves at January 1, 1996 were 1.36 trillion cubic feet (Tcf), compared with 1.04 Tcf the year earlier, as estimated by D&M. The sharply higher gas reserves are principally attributable to the DALEN acquisition. Oil and condensate reserves, including natural gas liquids attributable to leasehold interests, were 71 million barrels (MMBbls), compared with the year-earlier level of 51 MMBbls. On a Bcfe basis, over 200% of 1995 production was replaced by additions and revisions, exclusive of the net gain from the DALEN acquisition.

RESULTS OF OPERATIONS

     EEX had a net loss of $12.5 million ($.11 per share) for 1995, compared with net income of $7.5 million ($.07 per share) for 1994 and a net loss of $8.7 million ($.08 per share) for 1993, after income taxes on partnership operations. Results for 1994 benefited from a $4.9 million after-tax
($7.6 million pretax) gain from the sale of assets, while 1993 results included a $6.6 million after-tax ($10.2 million pretax) write-down of non-U.S. gas and oil properties. Excluding these unusual items from 1994 and 1993 results, the 1995 net loss of $12.5 million ($.11 per share) compares with net income of $2.6 million ($.02 per share) in 1994 and a net loss of $2.1 million ($.02 per share) in 1993. There was an operating loss of $6.2 million in 1995, compared with operating income, before unusual items, of $24 million in 1994 and $25 million in 1993.

     Operating income is strongly influenced by fluctuations in product prices and volumes as shown in the table of Operating Data. DALEN's operations are included since acquisition on June 8, 1995 and contributed 1995 operating income of $6.9 million, with revenues of $70.4 million and operating expenses of $63.5 million. DALEN's natural-gas revenues were $49 million on sales of 31 billion cubic feet (Bcf) at an average sales price of $1.60 per thousand cubic feet (Mcf). DALEN's oil and other revenues totaled $21 million; the average sales price for oil was $16.61 per barrel, and oil sales volumes were
1.1 MMBbls.

     The following comparisons of period-to-period operating results exclude the impact of DALEN in 1995 and the previously noted unusual items in 1994 and 1993. There was an operating loss for 1995 of $13 million, compared with income of $24 million for 1994 and $25 million for 1993. Revenues for 1995 were $29 million (16%) lower than in 1994, reflecting a $37 million (25%) decrease in natural-gas revenues, but an $8 million (23%) improvement in oil and other revenues. The average natural-gas sales price per Mcf of $1.82 in 1995, excluding DALEN, declined 15% from the 1994 average of $2.15, causing a $23 million decline in revenues. Natural-gas sales volumes of 59 Bcf, excluding DALEN, were 12% less than in 1994, reducing revenues by $14 million. The lower volumes primarily resulted from less capital spending to replace gas production due to low gas prices and the normal decline in production from several mature fields and Mississippi Canyon Block 441 in the Gulf of Mexico. The higher oil revenues reflect a 10% improvement in the average sales price and a 12% increase in sales volumes from the start-up of production from the Garden Banks project in late September and increased production from exploration and development activities in Hardeman and Shackelford counties in North Texas.

     Production and operating expenses for 1995, excluding DALEN, were $5.1 million (16%) higher than in 1994, primarily due to expenses of $4.4 million for the Garden Banks project and higher maintenance costs. As expected, the commencement of sales from the Garden Banks project in late September detracted from 1995 results, producing an operating loss of $1.9 million, as fixed operating costs exceeded revenues from the initial levels of production. Some operating costs and amortization vary with production, but other costs and the equipment lease costs are essentially fixed and will decline on a per unit basis as production increases. Operating results from the Garden Banks project are expected to improve in 1996 as production begins from several additional development wells and the related equipment lease and other fixed costs are spread over greater production. Based on current prices, the Garden Banks project is expected to achieve breakeven results when production reaches the equivalent of 11 to 12 thousand gross barrels of oil per day, which is projected to occur by mid-year 1996. Exploration expenses were $1.9 million higher than in the 1994 period due to increased international exploration activity. General and administrative (G&A) expenses increased $5.3 million from 1994, with 1995 expenses including a $1.8 million provision for injuries and damages claims and a $1.0 million charge for severance costs related to redundant employees of EEX as a result of the DALEN acquisition, while 1994 expenses benefited from credits of $2.0 million associated with litigation accruals.

     Excluding the previously mentioned unusual items, the slight decrease in operating income from 1993 to 1994 was attributable to a 6% decline in revenues resulting from decreased sales volumes for both natural gas and oil and lower oil prices, partially offset by slightly higher natural-gas prices. Natural-gas sales volumes decreased 4% due to reduced production from several high-volume fields in South Texas and offshore Louisiana. G&A expenses for 1994 were lower than in 1993 primarily due to a $9.1 million favorable variance in the provision for injuries and damages claims. All other costs and expense categories for 1994 were little changed from the year earlier.

     The total amortization rate per thousand cubic feet of natural-gas equivalent was $1.02 in 1995, compared with $1.00 in 1994 and $.92 in 1993. The increase in 1995 over 1994 was primarily due to the conversion of the Garden Banks lease from an operating to a capital lease in connection with the year-end 1994 reorganization, partially offset by a benefit resulting from reserve additions for Green Canyon Block 254 and DALEN. The increase in 1994 over 1993 was principally due to the conversion of the Mississippi Canyon operating lease to a capital lease and higher onshore exploratory expenditures. Excluding DALEN, a lower level of production caused depreciation and amortization to be less in 1995 than in 1994 and only slightly higher in 1994 compared with 1993.

     Interest expense and other financing costs for 1995 were $15 million, compared with $21 million for 1994 and $31 million for 1993. The 1995 costs are primarily associated with the DALEN acquisition. Interest for 1994 and 1993 related to debt assumed by ENSERCH companies in connection with the reorganization, and 1993 also included $6.0 million for interest due royalty owners.

     The following shows net income for the years ended December 31, 1994 and 1993 as adjusted for (1) the interest on the debt assumed by ENSERCH companies and related income-tax expense and (2) income-tax expense on partnership operations.

                                                        Year Ended December 31
                                                      --------------------------
                                                         1994            1993
                                                      ----------       ---------
                                                              (In thousands)
Net income (loss) as shown on EEX's
  statements of consolidated operations                $ 11,801          $(9,960)
Interest expense included in statements
  of consolidated operations on debt
  assumed by ENSERCH companies                           20,919           24,825
Income-tax benefit (expense) on:
  Partnership operations                                 (4,324)           1,268
  Interest expense on debt assumed by
    ENSERCH companies                                    (7,322)          (8,689)
                                                       --------          -------
Net income, as adjusted                                $ 21,074          $ 7,444
                                                       ========          =======

GAS AND OIL MARKET VOLATILITY

     Results of operations are dependent upon the difference between the prices received for gas and oil produced and the costs of finding and producing such resources. On an energy equivalent basis, gas reserves at January 1, 1996 constituted approximately 75% of total reserves, and gas production accounted for approximately 80% of total production for 1995. Accordingly, variations in gas prices have a more significant impact on operations than variations in oil prices. Gas production as a percentage of total production is expected to decrease as a result of the development of the offshore Gulf of Mexico properties.

     A portion of the risk associated with fluctuations in the price of natural gas and oil is managed through the use of hedging techniques such as gas and oil swaps, collars and futures agreements. In total, gas and oil price hedging activities increased 1995 revenues by $.1 million versus
$4.3 million in 1994 but reduced revenues by $3.7 million in 1993. As a result of a temporary cessation to the historical correlation of natural-gas prices in the physical market that serves as the delivery point for NYMEX futures contracts and the prices in certain other physical markets where the Company sells a substantial portion of its natural-gas production, a $6.0 million mark-to-market loss was recognized in the fourth quarter of 1995 on contracts that no longer served as hedges (see Note 7 of the Notes to Consolidated Financial Statements). At December 31, 1995, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through December 31, 1996 to exchange payments on 39 Bcf of natural gas and 655 thousand barrels of oil. At December 31, 1995, after giving effect to the $6.0 million mark-to-market loss mentioned above, there were $1.3 million of net unrealized and unrecognized hedging losses based on the difference between the strike price and the NYMEX futures price for the applicable trading month. In addition, there were $2.4 million of realized losses on hedging activities which were deferred and will be applied as a reduction in revenues in the month of physical sale of production.

CAPITALIZED COSTS

     Gas and oil prices are subject to seasonal and other fluctuations. A decline in prices from year-end 1995 levels or other factors, without mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against income under the full-cost accounting method cost center ceiling limitation. At June 30 and September 30, 1995, EEX's full-cost ceiling amount attributable to properties acquired in the DALEN acquisition was significantly less than the unamortized cost of producing properties acquired, but at December 31, 1995, the ceiling amount exceeded costs by some $19 million. EEX believes that the DALEN properties have significant exploration and development potential and that the unamortized cost of the gas and oil properties acquired is recoverable from future production. The Securities and Exchange Commission has granted a waiver of the full-cost ceiling limitation on these properties through June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     EEX has funded its activities through cash provided from operations, borrowings from bank credit facilities and ENSERCH, and both operating and capital lease arrangements with an ENSERCH company.

Cash Flows

     Net cash flows from operating activities for 1995 totaled $84 million, compared with $62 million in 1994 and $80 million in 1993. Cash flows before changes in operating assets and liabilities were $95 million in 1995 versus $85 million in 1994 and $75 million in 1993.

     Investing activities required net cash flows of $388 million, compared with $109 million in 1994 and $129 million in 1993. The 1995 requirement included $333 million required for the DALEN acquisition and $86 million provided by the collection of a note receivable from an affiliated company. Capital expenditures of $189 million increased $57 million from 1994, principally related to the DALEN properties. Retirements of property, plant and equipment in 1995 include cash received in connection with the sale of interests in the Garden Banks and Green Canyon projects.

     In June 1995, EEX borrowed $500 million, including $350 million under a four-year revolving credit agreement, to pay the purchase price of $340 million for the capital stock of DALEN, repay DALEN's bank debt of $115 million and reduce advances from ENSERCH by $45 million. In September 1995, EEX sold 20 million shares of its common stock to the public for net proceeds of $208 million, which were used to reduce the borrowing under the revolving credit agreement. The common stock issue increased the public ownership in EEX to 16.6%. In August 1995, the proceeds from $150 million of mandatorily redeemable preferred securities issued by a subsidiary of EEX were used to replace temporary borrowings. The dividends on the preferred securities are included in interest and other financing costs.

     EEX intends to utilize substantially all of its internally generated cash flows for growth of the business. Internally generated cash flows may be supplemented by borrowings to fund temporary cash deficiencies. EEX has a $350 million four-year revolving credit agreement, $190 million of which was unused at December 31, 1995. In addition, EEX has a $50 million borrowing arrangement with ENSERCH to meet short-term cash needs, of which $34 million was unused at year-end 1995. EEX does not anticipate paying cash dividends in the foreseeable future.

Capital Structure

     Total capitalization at December 31, 1995 was $1.3 billion versus
$.9 billion at December 31, 1994. Common shareholders' equity at December 31, 1995 was 70% of total capitalization. EEX intends to use the proceeds from the sale of its Rocky Mountain area properties to reduce debt. In addition, EEX is obligated under operating lease arrangements with ENSERCH companies for facilities used on the Garden Banks Block 388 project (see Note 11 of the Notes to Consolidated Financial Statements).

Capital Budget

     Planned property, plant and equipment additions for 1996 total
$187 million, compared with actual expenditures of $189 million in 1995 and $133 million in 1994.

FOURTH-QUARTER RESULTS

     EEX had a fourth-quarter 1995 net loss of $5.4 million ($.04 per share), compared with a net loss of $2.3 million ($.02 per share) for the 1994 fourth quarter, before the $4.9 million after-tax gain from the sale of assets. The operating loss for the 1995 fourth quarter was $4.7 million versus income of $2.0 million for the same period of 1994, excluding the gain from the sale of assets. The reduced fourth-quarter 1995 income reflects somewhat lower prices for natural gas, the $6 million mark-to-market loss recognized on gas price hedging activities and the previously noted operating loss associated with the start-up of Garden Banks production.

NEW ACCOUNTING STANDARD

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" will become effective for the Company in 1996. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The new standard is not expected to have a significant effect on results of operations or financial position in the foreseeable future since EEX's gas and oil properties continue to be separately evaluated at the end of each accounting period under full-cost accounting rules.

INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors of Enserch Exploration, Inc.:


     We have audited the accompanying consolidated balance sheets of Enserch Exploration, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related statements of consolidated operations, cash flows and owners' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the transactions which have been accounted for in a manner similar to a pooling-of-interests, as described in Note 1 of the Notes to the Consolidated Financial Statements.

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

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Dallas, Texas
February 9, 1996

MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING




     The management of Enserch Exploration, Inc. is responsible for the preparation and integrity of the financial statements and other information contained in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts that represent management's best estimates and judgments. Management has established practices and procedures designed to support the reliability of the estimates and minimize the possibility of a material misstatement.

     Management has established and maintains internal accounting controls that provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The system of internal control is supported by written policies and procedures and the control environment is regularly evaluated by both ENSERCH Corporation's internal auditors and Deloitte & Touche LLP, the Company's independent auditors. The Board of Directors maintains an Audit Committee composed of Directors who are not employees. The Audit Committee meets periodically with management, the independent auditors and the internal auditors to discuss significant accounting, auditing, internal accounting control and financial reporting matters related to Enserch Exploration, Inc. The independent auditors and the internal auditors have free access to the Audit Committee.

     Management believes that, as of December 31, 1995, the overall system of internal accounting controls is sufficient to accomplish the objectives discussed herein.



/s/Gary J. Junco           /s/J. Philip McCormick       /s/Jerry W. Pinkerton
-------------------       -----------------------       ---------------------
Gary J. Junco              J. Philip McCormick           Jerry W. Pinkerton
President and Chief        Senior Vice President         Vice President
Operating Officer          and Chief Financial           and Controller
                           Officer


February 9, 1996

                          ENSERCH EXPLORATION, INC.

                   STATEMENTS OF CONSOLIDATED OPERATIONS


                                                                      Year Ended December 31
                                                            ------------------------------------------
                                                               1995           1994            1993
                                                            ------------------------------------------

                                                              (In thousands except per share amounts)
Revenues
  Natural gas . . . . . . . . . . . . . . . .               $157,308        $144,550        $146,355
  Oil and condensate. . . . . . . . . . . . .                 56,525          30,880          36,863
  Natural gas liquids . . . . . . . . . . . .                  4,859           2,377           4,148
  Other . . . . . . . . . . . . . . . . . . .                  2,159           1,333           2,430
                                                            --------        --------        --------
    Total . . . . . . . . . . . . . . . . . .                220,851         179,140         189,796
                                                            --------        --------        --------
Costs and Expenses
  Production and operating. . . . . . . . . .                 48,695          31,667          31,404
  Exploration . . . . . . . . . . . . . . . .                 11,848           9,136           8,668
  Depreciation and amortization . . . . . . .                115,685          80,819          78,418
  Sale of inactive pipeline . . . . . . . . .                                 (7,551)
  Write-down of non-U.S. gas and oil properties                  929                          10,191
  General, administrative and other . . . . .                 30,658          19,807          29,980
  Taxes, other than income. . . . . . . . . .                 19,189          13,233          15,950
                                                            --------        --------        --------
    Total . . . . . . . . . . . . . . . . . .                227,004         147,111         174,611
                                                            --------        --------        --------
Operating Income (Loss) . . . . . . . . . . .                 (6,153)         32,029          15,185
Other Income (Expense) - Net. . . . . . . . .                     64            (314)
Interest Income . . . . . . . . . . . . . . .                  1,027             671           2,041
Interest and Other Financing Costs. . . . . .                (14,617)        (20,919)        (30,584)
                                                            --------        --------       ---------
Income (Loss) Before Income Taxes . . . . . .                (19,679)         11,467         (13,358)
Income Taxes (Benefit). . . . . . . . . . . .                 (7,177)           (334)         (3,398)
                                                            --------        --------       ---------
Net Income (Loss) . . . . . . . . . . . . . .               $(12,502)       $ 11,801       $  (9,960)
                                                            ========        ========       =========
Pro Forma Information - Change in Tax Status:
  Income (loss) before income taxes . . . . .                               $ 11,467        $(13,358)
  Income taxes (benefit) (including income
    taxes on partnership operations). . . . .                                  3,990          (4,666)
                                                                            --------        --------
  Net Income (Loss) . . . . . . . . . . . . .                               $  7,477        $ (8,692)
                                                                            ========        ========

Net Income (Loss) Per Share (Pro forma for 1994 and 1993)   $   (.11)      $    .07         $   (.08)
                                                             =======       ========         ========
Weighted Average Shares Outstanding . . . . .                111,137        105,821          105,821
                                                             =======       ========          =======

See Notes to Consolidated Financial Statements.

                                     ENSERCH EXPLORATION, INC.

                               STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                    Year Ended December 31
                                                                         ------------------------------------------
                                                                             1995           1994            1993
                                                                         -----------      ---------       ---------
                                                                                        (In thousands)
OPERATING ACTIVITIES
  Net income (loss) . . . . . . . . . . . . . . .                       $ (12,502)        $ 11,801        $ (9,960)
  Depreciation and amortization . . . . . . . . .                         115,685           80,819          78,418
  Deferred income-tax benefit . . . . . . . . . .                          (9,520)            (366)         (3,494)
  Sale of inactive pipeline . . . . . . . . . . .                                           (7,551)
  Write-down of non-U.S. gas and oil properties .                             929                           10,191
  Other . . . . . . . . . . . . . . . . . . . . .                         (11,760)         (10,332)          8,994
  Changes in current operating assets and liabilities
    Accounts receivable . . . . . . . . . . . . .                         (22,824)           3,464           3,839
    Other current assets. . . . . . . . . . . . .                          (6,199)         (26,333)        (15,461)
    Accounts payable. . . . . . . . . . . . . . .                          33,854           11,894          10,219
    Other current liabilities . . . . . . . . . .                          (3,673)          (1,714)         (3,223)
                                                                        ---------         --------        --------
    Net cash flows from operating activities. . .                          83,990           61,682          79,523
                                                                        ---------         --------        --------
INVESTING ACTIVITIES
  Purchase of DALEN, net of cash acquired . . . .                        (332,888)
  Additions of property, plant and equipment. . . .                      (189,399)        (132,590)       (118,759)
  Retirements of property, plant and equipment  . .                        54,977           13,051            (598)
  Collection of note receivable from affiliated company                    86,077
  Other . . . . . . . . . . . . . . . . . . . . . .                        (6,939)          10,755          (9,726)
                                                                        ---------         --------        --------
    Net cash flows used for investing activities.                        (388,172)        (108,784)       (129,083)
                                                                        ---------         --------        --------
FINANCING ACTIVITIES
  Borrowings under bank revolving credit agreement                        380,000
  Borrowings under bridge loan. . . . . . . . . .                         150,000
  Repayment of DALEN bank debt assumed at acquisition                    (115,000)
  Issuance of common stock. . . . . . . . . . . .                         207,940
  Repayment of borrowings under bank revolving credit agreement          (220,000)
  Issuance of company-obligated mandatorily redeemable preferred
     securities of subsidiary . . . . . . . . . .                         150,000
  Repayment of borrowings under bridge loan . . .                        (150,000)
  Change in temporary advances with affiliated companies                  (89,609)          76,331          34,405
  Proceeds from long-term notes payable to affiliated companies                             11,000          32,000
  Payments of capital lease obligations . . . . .                          (4,424)
  (Decrease) increase in advances under leasing arrangements - net                         (32,771)         13,588
  Cash distributions paid . . . . . . . . . . . .                                           (7,842)        (31,061)
  Other . . . . . . . . . . . . . . . . . . . . .                          (3,413)             275
                                                                        ---------         --------        --------
    Net cash flows from financing activities. . .                         305,494           46,993          48,932
                                                                        ---------         --------        --------
Net Increase (Decrease) in Cash . . . . . . . . .                           1,312             (109)           (628)
Cash at Beginning of Year . . . . . . . . . . . .                             234              343             971
                                                                        ---------         --------        --------
Cash at End of Year . . . . . . . . . . . . . . .                       $   1,546         $    234        $    343
                                                                        =========         ========        ========
Amounts Paid
  Interest and other financing costs (Net of amounts capitalized)       $  18,499         $ 20,248        $ 23,067
                                                                        =========         ========        ========

  Income taxes - net. . . . . . . . . . . . . . . .                     $   6,011
                                                                        =========
Purchase of DALEN
  Fair value of assets acquired . . . . . . . . .                       $ 474,755
  Cash paid for acquisition . . . . . . . . . . .                         332,888
                                                                        ---------
   Liabilities assumed. . . . . . . . . . . . . .                       $ 141,867
                                                                        =========

See Notes to Consolidated Financial Statements.

                              ENSERCH EXPLORATION, INC.

                             CONSOLIDATED BALANCE SHEETS


                                                                                     December 31
                                                                              --------------------------
                                                                                 1995           1994
                                                                              ----------      ----------
                                                                                     (In thousands)
ASSETS
Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . .                      $    1,546       $      234
  Accounts receivable - trade (net of allowance
    for possible losses of $657 and $670) . . . . . . .                          46,749           16,828
  Accounts receivable - affiliated companies. . . . . .                          20,646           11,581
  Note receivable - affiliated company. . . . . . . . .                                           86,077
  Other . . . . . . . . . . . . . . . . . . . . . . . .                          14,820            5,217
                                                                             ----------       ----------
     Total current assets . . . . . . . . . . . . . . .                          83,761          119,937
                                                                             ----------       ----------
Property, Plant and Equipment (at cost)
  Gas and oil properties (full-cost method, $243,740
    and $174,951 excluded from amortization base) . . .                       2,602,454        2,094,494
  Other . . . . . . . . . . . . . . . . . . . . . . . .                          20,684           15,582
                                                                             ----------       ----------
     Total. . . . . . . . . . . . . . . . . . . . . . .                       2,623,138        2,110,076
  Less accumulated depreciation and amortization. . . .                         952,538          856,062
                                                                             ----------       ----------
     Net property, plant and equipment  . . . . . . . .                       1,670,600        1,254,014
                                                                             ----------       ----------
Other Assets. . . . . . . . . . . . . . . . . . . . . .                          22,471            7,284
                                                                             ----------       ----------
       Total. . . . . . . . . . . . . . . . . . . . . .                      $1,776,832       $1,381,235
                                                                             ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable - trade. . . . . . . . . . . . . . .                      $   95,386       $   58,593
  Accounts payable - affiliated companies . . . . . . .                           6,836            7,060
  Temporary advances - affiliated companies . . . . . .                          15,860          105,469
  Current portion of capital lease obligations. . . . .                           3,859            4,760
  Other . . . . . . . . . . . . . . . . . . . . . . . .                           9,005            1,728
                                                                             ----------       ----------
    Total current liabilities . . . . . . . . . . . . .                         130,946          177,610
                                                                             ----------       ----------
Bank Revolving Credit Agreement . . . . . . . . . . . .                         160,000
                                                                             ----------       ----------
Capital Lease Obligations . . . . . . . . . . . . . . .                          94,184          151,095
                                                                             ----------       ----------
Other Liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .                         271,618          284,299
  Other liabilities . . . . . . . . . . . . . . . . . .                          37,856           32,223
                                                                             ----------       ----------
    Total other liabilities . . . . . . . . . . . . . .                         309,474          316,522
                                                                             ----------       ----------
Company-Obligated Mandatorily Redeemable Preferred Securities
  of Subsidiary . . . . . . . . . . . . . . . . . . . .                         150,000
                                                                             ----------       ----------
Commitments and Contingent Liabilities (Note 11). . . .

Preferred Stock-authorized 2 million shares, issued to subsidiary fifteen shares, stated value $10 million per share (eliminated in consolidation)

Shareholders' Equity. . . . . . . . . . . . . . . . . .                        932,228           736,008
                                                                            ----------        ----------
       Total. . . . . . . . . . . . . . . . . . . . . .                     $1,776,832        $1,381,235
                                                                            ==========        ==========

See Notes to Consolidated Financial Statements.

                              ENSERCH EXPLORATION,INC.

                            STATEMENTS OF OWNERS' EQUITY
                     For the Three Years Ended December 31, 1995
                                   (In thousands)





Balance, December 31, 1992. . . . . . . . . . . . . . .                                               $671,706
  Net loss. . . . . . . . . . . . . . . . . . . . . . .                                                 (9,960)
  Distributions declared. . . . . . . . . . . . . . . .                                                (31,061)
                                                                                                      --------
Balance, December 31, 1993  . . . . . . . . . . . . .                                                  630,685
  Net income. . . . . . . . . . . . . . . . . . . . .                                                   11,801
  Reorganization Adjustments
    Assumption by ENSERCH Companies
      Assets and obligations of offshore facilities and leases                                         (24,418)
      EP's notes payable to other ENSERCH Companies and EPO                                            395,077
      Accrued interest on notes payable . . . . . . .                                                   12,566
    Assumption of deferred income taxes by EEX. . . .                                                 (289,703)
                                                                                                      --------
Balance, December 31, 1994. . . . . . . . . . . . . .                                                 $736,008
                                                                                                      ========
                                                   Common Stock
                                                 ($1.00 par value,
                                                  authorized 200
                                                  million shares)                       Unamortized    Total
                                                 ---------------                         Restricted    Share-
                                                 Shares             Paid in                Stock      holders'
                                                 Issued    Amount   Capital   Deficit  Compensation    Equity
                                                 ------    ------   -------   -------  ------------   -------
Balance, December 31, 1994. . . . .             105,821  $105,821  $630,187   $           $           $736,008
  Net loss. . . . . . . . . . . . .                                           (12,502)                 (12,502)
  Adjustment for acquisition of international
    and SACROC operations . . . . .                                  (2,798)                            (2,798)
  Additional deferred income-tax benefit
    from reorganization . . . . . .                                   3,480                              3,480
  Common shares issued for
    Cash sale to public . . . . . .              20,000    20,000   187,872                            207,872
    Stock plans . . . . . . . . . .                   6         6        62                                 68
  Unamortized Restricted Stock Compensation
    Shares granted. . . . . . . . .                  56        56       617                  (673)
    Amortization of restricted stock                                                          100          100
    Market valuation adjustments. .                                     (22)                   22
                                                -------  --------  --------  --------     -------     --------
  Balance, December 31, 1995. . . .             125,883  $125,883  $819,398  $(12,502)    $  (551)    $932,228
                                                =======  ========  ========  ========     =======     ========

See Notes to Consolidated Financial Statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enserch Exploration, Inc. (EEX), a natural gas and oil exploration and production company with activities focused in Texas and the Gulf of Mexico, is 83.4% owned by ENSERCH Corporation (ENSERCH) at year-end 1995. All dollar amounts, except per share amounts, in the notes to consolidated financial statements are stated in thousands unless otherwise indicated.

1.  ORGANIZATION AND BASIS OF PRESENTATION

Prior to December 30, 1994, the operations of EEX, a corporation, were conducted through Enserch Exploration Partners, Ltd. (EP), a partnership. EP was a publicly traded entity with published financial statements. On December 30, 1994, through a series of transactions, EEX acquired all of the partnership interests of EP Operating Limited Partnership (EPO), the 99% owned operating partnership of EP, and EP received common stock of EEX. EPO was then merged into EEX and thereafter EP was liquidated, and its partners received one share of EEX common stock for each limited and general partnership interest held. Certain affiliates of ENSERCH other than EEX (collectively, the "ENSERCH Companies") also received EP's interest in and assumed EP's obligations under certain equipment lease arrangements (the equipment was simultaneously subleased to EEX) and assumed approximately $395 million principal amount of EP's indebtedness, plus accrued interest.

In 1995, EEX acquired the international gas and oil operations of ENSERCH in exchange for 1,240,000 shares of EEX Common Stock valued at the actual net proceeds per share of $10.45 received by EEX in the September 1995 public offering and $2.6 million in cash and acquired the SACROC operations of ENSERCH for $1.65 million in cash. Both transactions were based on the value of the underlying properties as determined by independent petroleum engineers. ENSERCH's historical carrying value of the assets acquired and liabilities assumed has been recorded by EEX.

The financial statements of EEX for periods prior to December 30, 1994 include the assets, liabilities, operations and cash flows of EP, restated to include the international gas and oil operations and the SACROC operations in a manner similar to a pooling-of-interests since the operations were under the common control of ENSERCH prior to the establishment of EEX. The restatement resulted in an increase in revenues of $4.0 million and $4.8 million in 1994 and 1993, respectively, and a decrease in net income of $.2 million in 1994 and an increase in net loss of $6.1 million for 1993.

EP and EPO were partnerships and, as a result, the income or loss of the partnerships was included in the tax returns of the individual partners. Accordingly, no recognition was given to income taxes in the financial statements of EP. EEX, as a corporation, is a taxable entity. Pro forma information for the change in tax status includes an adjustment for income taxes on the partnerships' operations at the applicable statutory rate.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of EEX and its majority-owned subsidiaries. The preparation of financial statements requires the use of significant estimates and assumptions by management; actual results could differ from those estimates.

Earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period, including common equivalent shares when dilutive. Average shares outstanding have been restated to include the shares issued to acquire the international gas and oil operations of ENSERCH.

Gas and Oil Properties - The full-cost accounting method prescribed by the Securities and Exchange Commission (SEC) is followed for gas and oil properties. Under this method, all acquisition, exploration and development costs incurred, including salaries, benefits and other internal costs directly attributable to these activities, are capitalized. All costs associated with production and general corporate activities are expensed in the period incurred. Costs directly associated with the acquisition and evaluation of unproved gas and oil properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed periodically and a provision for impairment is made to the full-cost amortization base when appropriate. Amortization of evaluated gas and oil properties is computed on the unit-of-production method using estimated proved gas and oil reserves quantified on the basis of their equivalent energy content. Amortization of gas and oil properties was approximately 6.0% in 1995, 5.8% in 1994 and 6.0% in 1993. Depreciation of other property, plant and equipment is provided principally by the straight-line method over the estimated service lives of the related assets. At December 31, 1995, estimates of future site restoration, dismantlement and abandonment costs, as assessed on an overall cost center basis, were less than estimates of future salvage values. Therefore, no accruals were required.

Derivative Instruments - The Company frequently enters into swaps, futures, options and other derivative contracts to hedge the impact of market fluctuations in gas and oil prices on anticipated future gas and oil production. The Company defers the impact of changes in the market value of the contracts that serve as hedges until the related transaction is completed. The Company also enters into interest-rate swaps to manage risk associated with interest rates and reduce the Company's exposure to interest rate fluctuations. Interest-rate swaps are valued on a periodic basis, with resulting differences deferred and recognized as an adjustment to interest and other financing costs over the term of the agreement.

3.  DALEN ACQUISITION

On June 8, 1995, EEX acquired all the capital stock of DALEN Corporation (DALEN) for cash of $340 million and assumed DALEN's bank debt of $115 million. The acquisition was accounted for as a purchase. The assets acquired and the liabilities assumed were recorded at their estimated fair value pending final evaluation. Essentially all of the valuation adjustment was assigned to gas and oil properties.

Following is a summary of pro forma results of operations of EEX assuming the DALEN acquisition had occurred at the beginning of the periods presented:

                                                           Year Ended December 31
                                                          -----------------------
                                                             1995          1994
                                                          ---------     ---------
     Revenues. . . . . . . . . . . . .                     $269,175      $322,536
     Operating Income (Loss) . . . . .                      (5,746)        52,977
     Net Income (Loss) . . . . . . . .                     (22,201)        23,680
     Net Income (Loss) After Pro Forma Income Taxes
       on Partnership Operations . . .                     (22,201)        19,356
     Net Income (Loss) Per Share . . .                        (.20)           .18

At June 30 and September 30, 1995, EEX's full-cost ceiling amount attributable to the properties acquired in the DALEN acquisition was significantly less than the unamortized cost of producing properties acquired, but at December 31, 1995, the ceiling amount exceeded costs by some $19 million. EEX believes that the acquired properties have significant exploration and development potential. EEX expects to be able to utilize its expertise, particularly with respect to tight sands reservoirs, to enhance production and cash flows from these properties because of the geologic similarity and proximity of the major producing properties to EEX's other properties. EEX believes that the unamortized cost of the gas and oil properties acquired is recoverable from future production. EEX requested and was granted a waiver of the full-cost ceiling limitation on these properties by the SEC through June 30, 1996. If an excess exists after that date, a write-down may be required.

4. BORROWINGS AND CREDIT AGREEMENTS

EEX has a $350 million revolving credit line with a group of banks that matures on May 1, 1999, of which $190 million was unused at December 31, 1995. The revolving credit agreement limits, at all times, total debt, as defined, to the lesser of 60% of capitalization, as defined, or $750 million, and prohibits liens on property except under certain circumstances. The interest rate ranges from LIBOR (5.94% in effect at December 31, 1995) plus .35% to
 .75% per annum, plus a facility fee of from .15% to .25% per annum, depending upon the consolidated capitalization ratio.

EEX has a $50 million borrowing arrangement with ENSERCH to meet short-term cash needs, of which $34 million was unused at December 31, 1995. Under these arrangements, ENSERCH may advance funds to EEX, and EEX may advance funds to ENSERCH. At December 31, 1995, the interest rate on these borrowings was 6.17%, based on LIBOR.

Interest and Other Financing Costs:           1995       1994       1993
                                            -------    -------     -------
  Interest costs incurred. . . . . . .      $19,531    $25,678     $34,841 (a)
  Interest capitalized . . . . .             (4,914)    (4,759)     (4,257)
                                            -------     ------     -------
  Interest charged to expense. .            $14,617    $20,919     $30,584
                                            =======    =======     =======

  (a) Includes $6 million provision for interest due royalty owners.

5.  COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

On August 4, 1995, a subsidiary (Issuer), whose common equity interests are wholly-owned by EEX Capital L.L.C. (Capital), a limited liability company wholly-owned by EEX, completed the private placement of $150 million of adjustable rate mandatorily redeemable preferred securities. Issuer is a special purpose finance subsidiary and neither Issuer nor Capital has operations independent from EEX. The proceeds were loaned, under a Demand Note, by Issuer to Capital. Capital used the proceeds to purchase preferred stock from EEX, and EEX repaid the bridge loan. The EEX preferred stock and the Demand Note are eliminated in the consolidated financial statements, and the Issuer's preferred securities are reflected on the balance sheet as "Company-obligated mandatorily redeemable preferred securities of subsidiary." Dividend payments on the EEX preferred stock support the interest payments due under the Demand Note loan agreement which, in turn, support the dividend requirements of Issuer's preferred securities. The dividends on the Issuer's preferred securities are based on LIBOR plus .696% and are reflected in interest and other financing costs in the statement of consolidated operations. In November 1995, the Company entered into an interest-rate swap to effectively fix the rate for the dividend on these preferred securities at 6.49% (see Note 7). EEX has guaranteed Capital's obligations under the Demand Note. The mandatory redemption date for Issuer's preferred securities is the earlier of August 4, 2005 or the Demand Note repayment date.

6.  STOCK OPTIONS

At December 31, 1995, EEX had 2.5 million shares of its common stock reserved for issuance to stock plans. The Company has a stock option plan that provides for the issuance of stock options to purchase shares of EEX common stock and the award of restricted stock. Options granted under the plan have an exercise price of not less than the fair market value of the common stock on the grant date. Options become exercisable over four years and expire after ten years. The plan covers a maximum of 2 million shares of EEX common stock. No options were exercised in 1995 and none were exercisable at December 31, 1995.


Summary of Stock                            1995           Number of
  Option Activity:                      Price Range         Options
                                     ---------------       --------
Granted. . . . . . . . . .            $9.75 - $14.50        173,000

Canceled . . . . . . . . .            $9.75                   3,000
                                                            -------
Outstanding - End of year.            $9.75  -$14.50        170,000
                                                            =======

At December 31, 1995, a total of 56,000 shares of performance-based restricted stock had been issued to certain officers and were outstanding. Performance criteria for lifting the restrictions is related to a three-year total shareholder return of EEX compared with the Dow Jones Oil Secondary Index.

7.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company's operations involve managing market risks related to changes in interest rates and commodity prices. Derivative financial instruments, specifically swaps, futures, options and other contracts, are used to reduce and manage those risks.

Interest-Rate Swaps - In November 1995, the Company entered into an interest-rate swap on a notional amount of $150 million to fix the interest rate associated with the company-obligated mandatorily redeemable preferred securities of subsidiary (see Note 5). The notional amount declines on a schedule that parallels the estimated redemption of the securities and terminates in July 2000. Under the swap agreement, EEX is to receive interest on the outstanding notional amount at a rate (5.94% in effect at December 31, 1995) based on LIBOR, reset quarterly, and is to pay a fixed rate of 5.8%. The net effect of the swap fixes the rate on the preferred dividends at 6.49%. The Company is exposed to market risk under this swap agreement due to the possibility of exchanging a lower interest rate for a higher interest rate. The counterparties are major financial institutions, and the risk of incurring losses related to credit risk is considered by the Company to be remote.

Hedging Activities - The Company enters into swaps, futures and other derivative contracts to hedge the price risks associated with a portion of anticipated future gas and oil production. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or exchanged for physical delivery contracts. The Company does not obtain collateral to support the agreements but monitors the financial viability of counterparties and believes its credit risk is minimal on these transactions. In the event of nonperformance by counterparties, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

In late December 1995, there was a temporary cessation to the historical correlation of natural-gas prices in the physical market that serves as the delivery point for NYMEX futures contracts and the prices in certain other physical markets where the Company sells a substantial portion of its natural-gas production. As a result, the Company's NYMEX futures contracts for the first quarter of 1996 no longer served as effective hedges for the portion of production that would be sold in market locations other than those to which the NYMEX contracts were tied. In late December and early January, the Company closed substantially all of its first quarter 1996 NYMEX futures contracts and, as a result, recognized a loss of $6.0 million in 1995. For the full year 1995, the Company recognized a net gain of $.1 million on hedging activities related to the sale of its gas and oil production.

At December 31, 1995, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through December 31, 1996 to exchange payments on 39 Bcf of natural gas and 655 MBbls of oil. The weighted average strike price and market price per Mcf of natural gas was $2.01 and $2.10, respectively, and the weighted average strike price and market price per barrel of oil was $18.43 and $19.03, respectively. At December 31, 1995, after giving effect to the $6.0 million mark-to-market loss mentioned above, there were $1.3 million of net unrealized and unrecognized hedging losses based on the difference between the strike price and the NYMEX futures price for the applicable trading month. In addition, there were $2.4 million of realized losses on hedging activities which were deferred and will be applied as a reduction in revenues in the month of physical sale of production.

Fair Value of Financial Instruments - At December 31, 1995, the estimated cost to terminate or otherwise settle gas and oil swaps, collars and futures agreements was $1.3 million and interest-rate swaps was $1.8 million, which represented their fair value. The fair value of all other financial instruments at December 31, 1995 and 1994, including the revolving credit agreement and the company-obligated mandatorily redeemable preferred securities of subsidiary, approximated carrying value.

8.  INCOME TAXES

For periods prior to 1995, except for international and SACROC operations, the Company operated as a partnership, and the income or loss of the partnership was includable in the tax returns of the individual partners. Accordingly, no recognition was given to income taxes on partnership operations. EEX, as a corporation, is a taxable entity; its operations are included in ENSERCH's consolidated federal income-tax return. Pursuant to a tax sharing agreement, EEX and ENSERCH make or receive payments determined as though EEX and its subsidiaries filed a separate consolidated federal income-tax return. The accompanying statements of operations for periods prior to 1995 include a pro forma provision for income taxes on the partnership operations based on the applicable corporate federal statutory rate.

Provision (Benefit) for
  Income Taxes:                                             1995       1994       1993
                                                          -------     ------     ------
       Federal:
         Current . . . . . . . . . . . . . . . .          $ 2,343    $    32    $    96
         Deferred. . . . . . . . . . . . . . . .           (9,520)      (366)    (3,494)
                                                          -------    -------    -------
           Total . . . . . . . . . . . . . . . .          $(7,177)   $  (334)   $(3,398)
                                                          =======    =======    =======

Reconciliation of Income Taxes (Benefit) Computed at the Federal Statutory
  Rate to Provision for Income Taxes (Benefit):

       Income (loss) before income taxes:
         Domestic. . . . . . . . . . . . . . . .        $(15,578)    $12,623   $ (1,948)
         Foreign . . . . . . . . . . . . . . . .          (4,101)     (1,156)   (11,410)
                                                        --------     -------   --------
           Total . . . . . . . . . . . . . . . .        $(19,679)    $11,467   $(13,358)
                                                        ========     =======   ========
       Income taxes (benefit) computed at the federal
         statutory rate of 35% . . . . . . . . .        $ (6,888)    $ 4,013   $ (4,675)
       Impact of 1% increase in federal statutory rate
         applicable to international and SACROC operations                           44
       Percentage depletion. . . . . . . . . . .            (322)       (23)        (35)
       Other - net . . . . . . . . . . . . . . .              33
                                                        --------    -------     -------
           Total pro forma income taxes (benefit)         (7,177)     3,990      (4,666)
       Less pro forma income taxes (benefit)
         applicable to partnership operations. .                     (4,324)      1,268
                                                        --------    -------     -------
           Provision for income taxes (benefit).        $ (7,177)   $  (334)    $(3,398)
                                                        ========    =======     =======

The deferred tax effect of the difference in financial accounting basis and income-tax basis of EEX's assets and liabilities at December 31, 1995 and 1994 was as follows:

                                                  1995                                1994
                                   ----------------------------------   ----------------------------------
                                   Total       Current    Noncurrent       Total     Current    Noncurrent
                                   ----------------------------------   ----------------------------------
Deferred Tax Assets:
Retirement and other employee
  benefit obligations. .           $  1,177    $   426      $    751    $    956     $    420    $    536
Accruals and allowances.                931        230           701         898                      898
Losses of controlled foreign
  corporations . . . . . .            7,367                    7,367       7,130                    7,130
All other. . . . . . . . .              332                      332           5                        5
                                   --------    -------      --------    ---------    -------      -------
  Total. . . . . . . . . .            9,807        656         9,151       8,989         420        8,569
                                   --------    -------      --------    ---------    -------      -------
Deferred Tax Liabilities:
Exploration and intangible
  development costs. . . .          209,443                  209,443     234,637                  234,637
Property-related
  differences. . . . . . .           71,326                   71,326      58,231                   58,231
                                   --------    -------      --------    ---------    --------     -------
  Total. . . . . . . . . .          280,769                  280,769     292,868                  292,868
                                   --------    -------      --------    ---------    --------     -------
Net deferred tax
  liability (asset). . . .         $270,962    $  (656)(a)  $271,618    $283,879     $ (420)(a) $284,299
                                   ========    =======      ========    ========     =======    ========

(a) Included in other current assets in the balance sheet.

9.  EMPLOYEE BENEFIT PLANS

Substantially all personnel associated with the Company are covered by an ENSERCH pension plan, and some retirees are eligible for varying levels of health care and life insurance benefits. Employees hired after July 1, 1989 are not eligible for medical benefits when they retire. The allocation of the costs of these plans is actuarially determined.

Employee Benefit Plan Costs (in millions):                1995             1994            1993
                                                         ------           ------          ------
Pension - ENSERCH . . . . . . . . . . . . .              $  4.5           $  6.5          $  7.9
        - Allocated to EEX. . . . . . . . .                  .6              1.2              .9

Postretirement health care and
  life insurance - ENSERCH. . . . . . . . .              $  9.8           $ 10.2          $ 10.0
                 - Allocated to EEX . . . .                  .8               .8              .8


ENSERCH Pension Plan Information:

Valuation Assumptions:

Discount rate. . . . . . . . . . . . . . . .               7.65%            9.00%           7.25%
Rate of increase in compensation levels. . .               4.00%            4.00%           4.00%
Expected long-term rate of return on assets.               9.50%            9.50%           9.50%

Amounts Recognized (in millions):

Actuarial present value of pension benefit obligation:
  Vested benefit obligation. . . . . . . . .            $(297.0)         $(238.0)
                                                        =======           =======
  Accumulated benefit obligation . . . . . .            $(299.3)         $(250.2)
                                                        =======           =======
  Projected pension benefit obligation . . .            $(327.9)         $(272.1)
Plan assets at fair value. . . . . . . . . .              263.1            232.2
                                                        -------          -------
Projected benefit obligation in excess of plan assets     (64.8)           (39.9)
Unrecognized net asset at transition . . . .               (6.0)            (8.0)
Unrecognized prior service cost (credit) . .               (3.5)            (2.2)
Unrecognized net actuarial loss (gain) . . .               16.9             (3.7)
                                                        -------          --------
ENSERCH accrued pension cost . . . . . . . .            $ (57.4)         $ (53.8)
                                                        =======          =======
EEX accrued pension cost . . . . . . . . . .            $  (4.3)         $  (3.9)
                                                        =======          =======

ENSERCH Postretirement Benefit Information:

Valuation Assumptions:

Discount rate. . . . . . . . . . . . . . . .              7.65%             9.00%           7.25%
Medical cost trend rate. . . . . . . . . . .              7.00%            12.00%          12.00%

Amounts Recognized (in millions):

Accumulated postretirement benefit obligation           $ (75.5)         $ (82.9)
Unrecognized obligation at transition. . . .               58.1             62.1
Unrecognized net actuarial loss. . . . . . .               10.0             15.1
                                                        -------          -------
ENSERCH accrued postretirement benefit cost.            $  (7.4)         $  (5.7)
                                                        =======          =======
EEX accrued postretirement benefit cost. . .            $   (.7)         $   (.5)
                                                        =======          =======

The assumed health care cost trend rate is 7.0% for 1995, declining gradually to 4.5% after 1999, and remaining at that level thereafter. If the health care cost trend rate were increased by 1%, the accumulated postretirement benefit obligation of ENSERCH as of December 31, 1995 and the net periodic postretirement benefit costs of ENSERCH for 1995 would be increased by $4.6 million and $.4 million, respectively.

Investment Plan - ENSERCH provides a voluntary contributory investment plan that is available to substantially all employees of the Company. A portion of the employees' contributions is matched with ENSERCH or EEX common stock. The Company's share of costs under the plan was $304, $236 and $254 in 1995, 1994 and 1993, respectively.

10.   RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company engages in various transactions with ENSERCH and its affiliates. The Company is charged for direct costs incurred by ENSERCH Companies that are associated with managing the Company's business and operations. Additionally, the Company is charged for indirect costs including the general and administrative staff costs incurred by ENSERCH in performing accounting, treasury, internal audit, income tax planning and compliance, legal, information systems, human resources and other functions. Prior to July 1, 1994, the Company was not charged for the cost of ENSERCH elected officer management of these functions. Costs are determined on a basis that reasonably reflects the actual costs of services performed for EEX and may include allocations based on such factors as net capital employed, the number of employees or the percentage of time spent on projects or services. The Company believes that the method used is reasonable and approximates costs that would have been incurred if the Company had operated as an unaffiliated entity. ENSERCH charges for all indirect costs amounted to $2,725, $2,162 and $2,154 in 1995, 1994 and 1993, respectively.

The Company had sales to certain ENSERCH companies (Enserch Energy Services, Inc. - formerly Enserch Gas Company, Lone Star Gas Company and Enserch Processing Company) that aggregated $87,002, $110,036 and $110,016 in 1995, 1994 and 1993, respectively. Enserch Energy Services provides marketing services for substantially all gas production not committed under existing contracts.

EEX incurred interest costs, including amounts capitalized, of $3,389, $21,579 and $27,135 in 1995, 1994 and 1993, respectively, on borrowings from ENSERCH Companies.

Interest income on notes receivable from ENSERCH Companies was $1,027, $671 and $2,041 in 1995, 1994 and 1993, respectively.

See Note 1 for information concerning transactions with ENSERCH companies in connection with the organization of the Company and Note 11 for information concerning lease commitments with affiliates.

11.   COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings - On March 23, 1994, a lawsuit was brought in the 299th District Court of Harris County, Texas against EPO (the Company's predecessor) and five other defendants by 19 royalty owners under leases contained within the Corby Gas Unit in Leon County, Texas. Defendants are working interest owners and lessees under the leases. The plaintiffs allege causes of action involving breach of express and implied obligations under the leases, drainage, failure to explore and develop for gas and oil under the leases, civil conspiracy, tortious interference with contractual relationships, specific performance, negligence and conversion. The plaintiffs seek to recover alleged actual damages in excess of $5.4 million, punitive damages of at least ten times the actual damages, if any, found by a jury, interest and attorneys' fees. The Company owned a 7.1% interest in these leases.

A lawsuit was filed against ENSERCH, its utility division, EPO and EPO's managing general partner in the 348th Judicial District Court of Tarrant County in May 1989. Plaintiffs seek unspecified actual damages and punitive damages in the amount of $5 million. Plaintiffs allege royalties were not fully paid, certain expenses were improperly charged against the amount of royalties due, negligence in the venting of gas and liquid hydrocarbons into the air, and breach of duty of good faith and fair dealing by wrongfully concealing certain material facts concerning sales of gas from the subject leases to the utility division.

A lawsuit was filed on February 24, 1987, in the 112th Judicial District of Sutton County, Texas, against certain subsidiaries and affiliates of ENSERCH, including predecessors of EEX. The plaintiffs have claimed that defendants failed to make certain production and minimum purchase payments under a gas-purchase contract. In this connection, the plaintiffs have alleged a conspiracy to violate purchase obligations, improper accounting of amounts due, fraud, misrepresentation, duress, failure to properly market gas and failure to act in good faith. Plaintiffs seek actual damages in excess of $5 million and punitive damages in an amount equal to 0.5% of the consolidated gross revenues of ENSERCH for the years 1982 through 1986 (approximately $85 million), interest, costs and attorneys' fees.

Management believes that the named defendants have meritorious defenses to the claims made in these and other actions brought in the ordinary course of business. In the opinion of management, the Company will incur no liability from these and all other pending claims and suits that is material for financial reporting purposes.

Leases - The equipment and facilities used in developing and producing reserves in the Mississippi Canyon Block 441 and the Garden Banks Block 388 projects were financed under equipment leases between certain financial institutions and EPO. In connection with the merger of EPO into EEX, the leases were assigned to and assumed by Enserch Exploration Holdings, Inc.
(EEH), wholly-owned by ENSERCH. EEX entered into three subleases with EEH for such offshore facilities. For accounting purposes, one of the leases is an operating lease, and two are capital leases. The operating lease is for twelve years, with an option to purchase the equipment under lease at the end of the lease term at a fixed price equal to its estimated fair value.

During most of 1995, a component of the payments to be made by EEX under the subleases was based on a floating interest rate of LIBOR plus 1.50% per annum. However, effective November 1995, ENSERCH entered into an interest-rate swap to fix its costs and agreed to fix the interest rate to EEX accordingly, at 7.2%.

In the third quarter of 1995, a Mobil Corporation (Mobil) affiliate acquired a 40% working interest in EEX's Garden Banks Block 388 project; accordingly, EEX was relieved of capital and operating lease obligations of approximately $140 million, as well as 40% of the capital expenditures required to complete the project. EEX now owns a 60% working interest in the project and remains the operator.

Estimated future minimum lease payments for the leases at December 31, 1995, are as follows:

                                     Operating               Capital
                                       Leases                 Leases
                                    -----------             ---------
      1996                           $ 14,309               $ 11,637
      1997                             14,206                 11,567
      1998                             14,206                 11,567
      1999                             14,206                 11,567
      2000                             14,206                 12,495
      Thereafter                       90,460                117,886
                                     --------               --------
        Total                        $161,593                176,719
                                     ========
      Less interest factor                                    78,676
                                                            --------
        Capital lease obligations                           $ 98,043
                                                            ========

The Company also bears an allocated share of rental expenses incurred by ENSERCH companies under noncancelable long-term operating leases, principally for office space and equipment. Rental expenses incurred under all operating leases totaled $6,468, $3,102 and $5,035 in 1995, 1994 and 1993, respectively.

Environmental Matters - The Company is subject to federal, state and local environmental laws and regulations that regulate the discharge of materials into the environment. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The level of future expenditures for environmental matters, including costs of obtaining operating permits, equipment monitoring and modifications under the Clean Air Act and cleanup obligations, cannot be fully ascertained until the regulations that implement the applicable laws have been approved and adopted. It is management's opinion that all such costs, when finally determined, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

12.  SUPPLEMENTARY GAS AND OIL INFORMATION

Gas and Oil Producing Activities - The following tables set forth information relating to gas and oil producing activities of EEX. Reserve data for natural gas liquids attributable to leasehold interests owned by the Company are included in oil and condensate.

                                                               1995               1994
                                                            ----------         ----------
Capitalized Costs:
Proved gas and oil properties. . . . . . . . .              $2,358,714         $1,919,543
Unproved gas and oil properties. . . . . . . .                 243,740            174,951
                                                            ----------         ----------
  Total. . . . . . . . . . . . . . . . . . . .              $2,602,454         $2,094,494
                                                            ==========         ==========

Accumulated depreciation and amortization. . .              $  940,356         $  846,038
                                                            ==========         ==========


                                                      1995                   1994                   1993
                                              -------------------     ------------------    ------------------
Costs Incurred:                                 U.S.      Non-U.S.        U.S.   Non-U.S.      U.S.    Non-U.S.
                                              ---------   --------     --------  --------    ------    --------
Property acquisition costs:
  Proved . . . . . . . . . . .                 $356,326   $            $  1,562   $          $  8,262   $
  Unproved . . . . . . . . . .                  120,987                  20,591                12,554        32
Exploration costs. . . . . . .                   59,218     9,000        60,145     3,076      38,028     3,536
Development costs. . . . . . .                   46,179                  84,249                63,067
                                                -------   -------      --------   -------    --------   -------
  Total. . . . . . . . . . . .                 $582,710   $ 9,000      $166,547   $ 3,076    $121,911   $ 3,568
                                               ========   =======      ========   =======    ========   =======
Amortization (per MMBtu)(a). .                 $    .98                $    .96              $    .89
                                               ========                ========              ========

(a)Amortization expense per unit of production converted to a common unit of measure, millions of British thermal units (MMBtu); on a per thousand cubic feet of gas equivalent (Mcfe) basis, the amounts are:
   $1.00, $.98 and $.91.

Costs Excluded from the Amortizable Base as of December 31, 1995:

                                                                                                Total at
                                                                                    Prior      December 31,
Year Incurred                                 1995         1994         1993        Years         1995
                                            --------     --------     --------    ---------    ------------
Property acquisition costs .                $117,945      $18,760      $ 9,256      $1,899        $147,860
Exploration costs. . . . . .                  20,167       14,267        3,873       1,074          39,381
Development costs. . . . . .                               45,360                                   45,360
Interest capitalized . . . .                   4,510        2,972        2,110       1,547          11,139
                                            --------      -------      -------      ------        --------
  Total. . . . . . . . . . .                $142,622      $81,359      $15,239      $4,520        $243,740
                                            ========      =======      =======      ======        ========

Approximately 35% of excluded costs relates to offshore activities in the Gulf of Mexico, about 62% is domestic onshore exploration activities and the remainder is non-U.S. The anticipated timing of the inclusion of these costs in the amortization computation will be determined by the rate at which exploratory and development activities continue, which are expected to be accomplished within ten years.

The following information is required and defined by the Financial Accounting Standards Board. The disclosure does not represent the results of operations based on historical financial statements. In addition to requiring different determinations of revenues and costs, the disclosure excludes interest expense and corporate overhead.

                                                       1995                      1994                    1993
                                              ---------------------      --------------------      -------------------
 Results of Operations:                         U.S.      Non-U.S.           U.S.     Non-U.S.       U.S.      Non-U.S.
                                              --------    --------       ---------   --------      --------   --------
Revenues . . . . . . . . . . . .              $218,565     $             $ 173,468    $            $191,027    $
Less:
  Production costs (a) . . . . .                65,520                      43,899                   46,243         22
  Exploration costs (b). . . . .                 9,588       2,260           8,407        729         7,603      1,065
  Depreciation and amortization (c)            113,624         929          79,232                   77,034     10,191
  Income-tax effects . . . . . .                10,119      (1,116)         14,647       (255)       21,009     (3,947)
                                              --------     -------       ---------    -------      --------    -------
    Net producing activities . .              $ 19,714     $(2,073)      $  27,283    $  (474)     $ 39,138    $(7,331)
                                              ========     =======       =========    =======      ========    =======

(a)  Includes severance, ad valorem and production taxes.
(b)  Includes internal costs that cannot be directly identified with acquisition, exploration or development activities.
(c)  Amounts for 1995 and 1993 include write-downs of non-U.S. exploratory projects of $929 and $10,191, respectively.  Amount for 1994 excludes a $7,551 gain from the sale of an inactive offshore pipeline and facilities,  which were not related to gas and oil producing activities.

Gas and Oil Reserves (Unaudited) - The following table of estimated proved and proved developed reserves of gas and oil has been prepared utilizing estimates of year-end reserve quantities provided by DeGolyer and MacNaughton, indepen-dent petroleum consultants. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing gas and oil properties. Accordingly, the reserve estimates are expected to change as additional performance data become available.

                                                         Gas (MMcf)                     Oil (MBbls)(a)
                                          ----------------------------------      -------------------------
U.S. Reserves:                                1995        1994        1993          1995      1994      1993
                                          ---------    ---------   ---------      -------   -------    ------
At January 1 . . . . . . . .              1,041,736    1,086,482   1,101,426       46,486    39,349    39,231
Changes in reserves
  Revisions of previous estimates            26,802      (25,106)     20,196        2,312      (499)    1,344
  Extensions, discoveries and
    additions. . . . . . . .                 62,249       47,580      34,549       21,466     9,877     1,292
  Purchase of minerals in place             336,668          787       4,379       11,417        14         3
  Sales of minerals in place                (14,497)        (894)     (4,042)     (11,274)      (28)      (40)
  Production . . . . . . . .                (90,195)     (67,113)    (70,026)      (3,870)   (2,227)   (2,481)
                                           --------    ---------   ---------       ------    ------    ------
At December 31 . . . . . . .               1,362,763   1,041,736   1,086,482       66,537    46,486    39,349
                                           =========   =========   =========       ======    ======    ======
Proved Developed Reserves
  At January 1 . . . . . . .                698,643      735,093     676,851       14,437    15,380    14,844
  At December 31 . . . . . .                937,372      698,643     735,093       30,110    14,437    15,380

(a)  Includes condensate and natural gas liquids attributable to leasehold interests of 3,593 MBbls for 1995,
     911 MBbls for 1994 and 1,117 MBbls for 1993.

                                                  Oil (MBbls)
                                                ---------------
Non-U.S. Reserves:                              1995      1994
                                                -----    ------
At January 1 . . . . . . . .                    4,105
  Extensions, discoveries and
  additions. . . . . . . . .                      858     4,105
                                                -----     -----
At December 31 . . . . . .                      4,963     4,105
                                                =====     =====
Proved Developed . . . . .                          0         0
                                                =====     =====

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserve Quantities (Unaudited) - has been prepared using estimated future production rates and associated production and development costs. Continuation of economic conditions existing at the balance sheet date was assumed. Accordingly, estimated future net cash flows were computed by applying prices and contracts in effect in December to estimated future production of proved gas and oil reserves, estimating future expenditures to develop proved reserves and estimating costs to produce the proved reserves based on average costs for the year. Average prices used in the computations were: Gas (per Mcf) $2.19 in 1995, $2.29 in 1994 and $2.38 in 1993; Oil
(per barrel) $16.91 in 1995, $14.07 in 1994 and $11.73 in 1993.

Because reserve estimates are imprecise and changes in the other variables are unpredictable, the standardized measure should be interpreted as indicative of the order of magnitude only and not as precise amounts.

Standardized Measure (in millions):                     1995          1994          1993
                                                      --------      --------      --------
Future cash inflows. . . . . . . . . .                $4,180.7      $3,081.5      $3,047.0
Future production and development costs               (1,512.7)     (1,065.8)     (1,057.9)
Future income-tax expense (a). . . . .                  (597.1)       (542.6)
                                                      --------      --------      --------
Future net cash flows. . . . . . . . .                 2,070.9       1,473.1       1,989.1
Less 10% annual discount . . . . . . .                   843.5         593.8         886.5
                                                      --------      --------      --------
Standardized measure of discounted future
  net cash flows . . . . . . . . . . .                $1,227.4      $  879.3      $1,102.6
                                                      ========      ========      ========

Change in Standardized Measure (in millions):

Sales and transfers of gas and oil produced, net of
  production costs . . . . . . . . . .                $ (153.1)     $ (120.5)     $ (136.1)
Changes in prices, net of production and future
  development costs. . . . . . . . . .                    50.6         (33.9)          (.6)
Extensions, discoveries and improved recovery,
  less related costs . . . . . . . . .                   175.8         158.7          41.4
Purchases of minerals in place . . . .                   367.6           1.6           9.4
Revisions of previous quantity estimates                (113.9)        (26.5)        (28.5)
Sales of minerals in place . . . . . .                   (59.2)         (1.3)
Accretion of discount. . . . . . . . .                   102.3         102.7         105.5
Net change in income taxes . . . . . .                    (3.1)       (295.3)          1.2
Other. . . . . . . . . . . . . . . . .                   (18.9)         (8.8)         (1.0)
                                                      --------      --------      --------
   Total . . . . . . . . . . . . . . .                $  348.1      $ (223.3)     $   (8.7)
                                                      ========      ========      ========

(a)  EEX operated as a partnership, except for the international operations and SACROC operations, until
     December 30, 1994.  Accordingly, no income taxes were applicable to its partnership operations until
     December 31, 1994.

As the estimates of future site restoration, dismantlement and abandonment costs on an overall cost center basis are less than estimates of future salvage value, such costs were not included in the standardized measure.

QUARTERLY RESULTS (UNAUDITED) - The results of operations of the Company by quarters are summarized below. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made. The 1994 financial statements include interest charges on the debt now assumed by certain ENSERCH Companies. Amounts for 1994 have been restated to include the acquisition of the international and SACROC operations from ENSERCH.

                                                               Quarter Ended
                                             -----------------------------------------------------
                                             March 31     June 30     September 30     December 31
                                             -----------------------------------------------------
1995:
  Revenues . . . . . . . .                   $41,661      $47,987         $66,807          $64,396
  Operating Income (Loss)                        564       (4,969)          2,944           (4,692)
  Net Income (Loss). . . .                       624       (5,162)         (2,611)          (5,353)
  Net Income (Loss) Per Share                    .01         (.05)           (.02)            (.04)

1994:
  Revenues . . . . . . . .                   $50,737      $44,473         $41,426          $42,504
  Operating Income . . . .                    11,017        8,400           3,059            9,553
  Net Income (Loss). . . .                     4,904        5,031          (2,189)           4,055
  Net Income (Loss) after
    Pro Forma Income Taxes                     3,139        3,179          (1,475)           2,634
  Net Income (Loss) Per Share                    .03          .03            (.01)             .02

  Includes amounts for international and SACROC operations as follows:

  Revenues . . . . . . . .                   $1,028       $ 1,046         $ 1,022          $   942
  Net Income (Loss). . . .                      (13)         (154)           (107)             109

COMMON STOCK MARKET PRICES AND DIVIDEND INFORMATION

MARKET PRICES - EEX COMMON STOCK

The Company's common stock is traded principally on the New York Stock Exchange. The following table shows the high and low sales prices per share of the common stock of the Company reported in the New York Stock Exchange - Composite Transactions report for the periods shown as quoted in The Wall Street Journal.

                                                                           1995
                                                                  --------------------
                                                                    High         Low
                                                                  --------------------
            First Quarter . . . . . .  .  .  .                    $11 1/8      $ 9 3/8
            Second Quarter. . . . . .  .  .  .                     14 7/8       10 1/8
            Third Quarter . . . . . .  .  .  .                     14 3/4       10
            Fourth Quarter. . . . . .  .  .  .                     11 5/8        9 1/4

COMMON STOCK DATA AT YEAR-END                                      1995         1994
                                                                  -------      -------
            Shareholders of Record                                  1,450        1,373
                                                                  -------      -------
            Shares Outstanding (000's)                            125,883      105,821
                                                                  -------      -------

DIVIDENDS PER SHARE OF COMMON STOCK

There have been no dividends declared on the Company's common stock. The declaration of future dividends will be dependent upon business conditions, earnings, cash requirements and other relevant factors.