Form 10-Q
period 1996-03-31
ENSERCH EXPLORATION INC
filed 1996-05-14
CIK 931006

            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

(Mark One)

/x/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         ____________TO_______________


 Commission file number 1-11413


                         ENSERCH EXPLORATION, INC.
       (Exact name of registrant as specified in its charter)

                Texas                              75-2556975
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)

    4849 Greenville Avenue, Suite 1500, Dallas Texas         75206
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


   Number of shares of Common Stock of Registrant outstanding as of May 13, 1996: 125,930,426.

              PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  ENSERCH EXPLORATION, INC.
                   CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                            Three Months
                                                           Ended March 31
                                                     --------------------------
                                                       1996               1995
                                                     --------          --------
                                                         (In thousands except
                                                           per share amounts)
Revenues
  Natural gas . . . . . . . . . . . . . . .          $ 54,101         $ 31,885
  Oil and condensate. . . . . . . . . . . .            19,366            8,947
  Natural gas liquids . . . . . . . . . . .             1,544              735
  Other . . . . . . . . . . . . . . . . . .               400               94
                                                     --------         --------
       Total. . . . . . . . . . . . . . . .            75,411           41,661
                                                     --------         --------
Costs and Expenses
  Production and operating. . . . . . . . .            19,592            8,889
  Exploration . . . . . . . . . . . . . . .             2,860            2,991
  Depreciation and amortization . . . . . .            32,825           19,093
  General, administrative and other . . . .             8,251            6,716
  Taxes, other than income. . . . . . . . .             6,168            3,408
                                                     --------         --------
       Total. . . . . . . . . . . . . . . .            69,696           41,097
                                                     --------         --------

Operating Income  . . . . . . . . . . . . .             5,715              564
Other Income (Expense) - Net. . . . . . . .                (1)             (24)
Interest Income . . . . . . . . . . . . . .                              1,026
Interest and Other Financing Costs. . . . .            (5,651)            (605)
                                                     --------         --------
Income Before Income Taxes. . . . . . . . .                63              961
Income Taxes (Benefit). . . . . . . . . . .               (21)             337
                                                     --------         --------
Net Income. . . . . . . . . . . . . . . . .          $     84         $    624
                                                     ========         ========
Net Income Per Share. . . . . . . . . . . .          $    .00         $    .01
                                                     ========         ========
Weighted Average Shares Outstanding . . . .           125,841          105,821
                                                     ========         ========

See accompanying Notes.

                          ENSERCH EXPLORATION, INC.
        CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)




                                                                        Three Months Ended
                                                                              March 31
                                                                    ---------------------------
                                                                      1996               1995
                                                                    --------           --------
                                                                           (In thousands)
OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . . .       $     84          $    624
  Depreciation and amortization. . . . . . . . . . . . . . . .         32,825            19,093
  Deferred income-tax expense. . . . . . . . . . . . . . . . .          1,751             2,043
  Other .                                                                 871            (8,292)
  Changes in current operating assets and liabilities
    Accounts receivable. . . . . . . . . . . . . . . . . . . .         (3,904)           (3,804)
    Other current assets . . . . . . . . . . . . . . . . . . .         (3,084)           (1,889)
    Accounts payable . . . . . . . . . . . . . . . . . . . . .         (2,349)            1,156
    Other current liabilities. . . . . . . . . . . . . . . . .            435             1,679
                                                                     --------          --------
    Net cash flows from operating activities . . . . . . . . .         26,629            10,610
                                                                      --------         --------

INVESTING ACTIVITIES
  Additions to property, plant and equipment . . . . . . . . .        (30,085)          (47,948)
  Sales and retirements of property, plant and equipment . . .         13,604               152
  Collection of note receivable from affiliated company. . . .                           86,077
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,320)           (7,774)
                                                                     --------          --------
    Net cash flows from (used for) investing activities. . . .        (23,801)           30,507
                                                                     --------          --------

FINANCING ACTIVITIES
  Borrowings under bank revolving credit agreement . . . . . .         55,000
  Repayment of borrowings under bank revolving credit
    agreement . . . . . . . . . . . . . . .  . . . . . . . . .        (20,000)
  Change in temporary advances with affiliated
    companies. . . . . . . . . . . . . . . . . . . . . . . . .        (31,258)          (40,020)
  Payments of capital lease obligations. . . . . . . . . . . .         (1,100)             (676)
  Issuance of common stock . . . . . . . . . . . . . . . . . .             30
                                                                     --------          --------
    Net cash flows from (used for) financing activities. . . .          2,672           (40,696)
                                                                     --------          --------
Net Increase in Cash . . . . . . . . . . . . . . . . . . . . .          5,500               421
Cash at Beginning of Period. . . . . . . . . . . . . . . . . .          1,546               234
                                                                     --------          --------
Cash at End of Period. . . . . . . . . . . . . . . . . . . . .       $  7,046          $    655
                                                                     ========          ========

See accompanying Notes.

                            ENSERCH EXPLORATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (March 31, 1996 Unaudited)

                                                          March 31        December 31
                                                            1996              1995
                                                          ---------       -----------
                                                                (In thousands)
ASSETS
Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . . .     $    7,046        $    1,546
  Accounts receivable - trade . . . . . . . . . . .         59,461            46,749
  Accounts receivable - affiliated companies  . . .         11,838            20,646
  Temporary advances - affiliated companies . . . .         15,398
  Other . . . . . . . . . . . . . . . . . . . . . .         17,904            14,820
                                                        ----------        ----------
    Total current assets  . . . . . . . . . . . . .        111,647            83,761
                                                        ----------        ----------
Property, Plant and Equipment (at cost)
  Gas and oil properties (full-cost method) . . . .      2,609,960         2,602,454
  Other . . . . . . . . . . . . . . . . . . . . . .         20,663            20,684
                                                        ----------        ----------
    Total . . . . . . . . . . . . . . . . . . . . .      2,630,623         2,623,138
  Less accumulated depreciation and amortization. .        976,367           952,538
                                                        ----------        ----------
    Net property, plant and equipment . . . . . . .      1,654,256         1,670,600
                                                        ----------        ----------
Other Assets. . . . . . . . . . . . . . . . . . . .         25,144            22,471
                                                        ----------        ----------
      Total . . . . . . . . . . . . . . . . . . . .     $1,791,047        $1,776,832
                                                        ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable - trade. . . . . . . . . . . . .     $   86,630        $   95,386
  Accounts payable - affiliated companies . . . . .          5,923             6,836
  Temporary advances - affiliated companies . . . .                           15,860
  Current portion of capital lease obligations. . .          3,859             3,859
  Other . . . . . . . . . . . . . . . . . . . . . .          9,440             9,005
                                                        ----------        ----------
    Total current liabilities . . . . . . . . . . .        105,852           130,946
                                                        ----------        ----------
Bank Revolving Credit Agreement . . . . . . . . . .        195,000           160,000
                                                        ----------        ----------
Capital Lease Obligations . . . . . . . . . . . . .         93,084            94,184
                                                        ----------        ----------
Deferred Income Taxes . . . . . . . . . . . . . . .        273,369           271,618
                                                        ----------        ----------
Other Liabilities . . . . . . . . . . . . . . . . .         41,162            37,856
                                                        ----------        ----------
Company-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary  . . . . . . .        150,000           150,000
                                                        ----------        ----------
Preferred Stock - authorized 2 million shares, issued
  to subsidiary fifteen shares (eliminated in
  consolidation) . . . . . . . . . . . . . . . . . .
                                                        ----------        ----------
Common Shareholders' Equity
  Common stock (200,000 shares authorized;
    125,928 and 125,883 shares outstanding). . . . .      125,928            125,883
  Paid in capital . . . . . . . . . . . .  . . . . .      819,739            819,398
  Retained deficit. . . . . . . . . . . .  . . . . .      (12,418)           (12,502)
  Unamortized restricted stock compensation. . . . .         (669)              (551)
                                                       ----------         ----------
     Common shareholders' equity . . . . . . . . . .      932,580            932,228
                                                       ----------         ----------
     Total . . . . . . . . . . . . . . . . . . . . .   $1,791,047         $1,776,832
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

2. On April 15, 1996, ENSERCH Corporation announced that it had entered into a definitive agreement with Texas Utilities Company providing for a strategic business combination. The merger would be preceded by the distribution of ENSERCH's 83.4% interest in Enserch Exploration, Inc. to the ENSERCH shareholders.

3. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made.

INDEPENDENT ACCOUNTANTS' REPORT



Enserch Exploration, Inc.:


   We have reviewed the accompanying condensed consolidated balance sheet of Enserch Exploration, Inc. and subsidiaries (the "Company") as of March 31, 1996, and the related condensed statements of consolidated operations and cash flows for the three months ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

   Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1995, and the related statements of consolidated operations, cash flows and owners' equity for the year then ended (not presented herein); and in our report dated February 9, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.






DELOITTE & TOUCHE LLP

Dallas, Texas
 May 1, 1996

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


RESULTS OF OPERATIONS - Enserch Exploration, Inc. (EEX) had first-quarter 1996 net income of $.1 million, compared with $.6 million for the first quarter of 1995. Operating income was $5.7 million for the first quarter of 1996, a significant improvement from the $.6 million for the first quarter last year. The improvement reflects increased production for both natural gas and oil and improved prices for oil.

First-quarter revenues rose to $75 million from $42 million for the same period in 1995, reflecting a $22 million increase in natural-gas revenues and an $11 million increase in oil and other revenues. Average daily natural-gas production of 274 million cubic feet increased 71% over first-quarter 1995, principally due to production from properties acquired in a major acquisition in mid-1995. The average price received for natural gas for the first quarter was $2.17 per thousand cubic feet (Mcf), compared with $2.22 per Mcf for the 1995 first quarter. Average daily oil production for the first quarter of 1996 of 11.9 thousand barrels was more than double the 1995 first quarter, primarily due to production from acquired properties and start-up of production from the Cooper project in the Garden Banks area in the Gulf of Mexico. Oil sales for the first quarter averaged $17.90 per barrel versus $16.79 per barrel for the first quarter last year.

Costs and expenses for the first quarter of 1996 totaled $70 million versus $41 million for the first quarter of 1995. About $21 million of the increase is attributable to production costs, depreciation and amortization and production and ad valorem taxes associated with operating properties acquired in 1995, and some $6 million of the increase is related to direct costs of the Cooper project. Lower amortization expense as a result of a decline in production from all other properties mostly offset increases in other expense categories.

Losses from the Cooper project during ramp-up of production detracted
$3.5 million from operating results for the first quarter this year. Some operating costs and amortization vary with production, but other costs and the equipment lease costs are essentially fixed and will decline on a per unit basis as production increases. Operating results from the Cooper project are expected to improve as production begins from additional development wells and the related equipment lease and other fixed costs are spread over greater production. Based on current prices, the Cooper project is expected to reach breakeven operating income levels near the end of the second quarter this year.

Interest and other financing costs of $5.7 million were $5.0 million higher than in the first quarter last year, resulting primarily from financings associated with the 1995 acquisition of properties and from interest and financing costs associated with the fourth-quarter 1995 start-up of the Cooper project. Interest income of $1.0 million for the first quarter last year represents interest received on an intercompany note receivable from an affiliate of ENSERCH Corporation (ENSERCH) that was repaid during the first quarter of 1995.

HEDGING ACTIVITIES - EEX manages a portion of the risk associated with fluctuations in the price of natural gas and oil through the use of hedging techniques such as gas and oil swaps, collars and futures agreements. In total, gas and oil price hedging activities reduced revenues for the first quarter of 1996 by $5.7 million but increased revenues by $2.9 million in the first quarter of 1995. At March 31, 1996, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through December 31, 1996 to exchange payments on 5.2 Bcf of natural gas and
1.2 million barrels of oil. At March 31, 1996, there were $2.2 million of net unrealized and unrecognized hedging costs based on the difference between the strike price and the NYMEX futures price for the applicable trading month.
In addition, there were $1.5 million of costs on hedging activities which were deferred and will be applied as a reduction in revenues in the month of physical sale of production.

CAPITALIZED COSTS - At year-end 1995 and March 31, 1996, EEX's full-cost ceiling amount attributable to properties acquired in 1995 exceeded the unamortized cost of producing properties acquired by some $19 million and $29 million, respectively, but at June 30 and September 30, 1995, the ceiling amount was significantly less than the unamortized capitalized costs. EEX believes that the acquired properties have significant exploration and development potential and that the unamortized cost of the gas and oil properties acquired is recoverable from future production. Gas and oil prices are subject to seasonal and other fluctuations. A decline in prices from March 1996 levels or other factors, without mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against income under the full-cost accounting method cost center ceiling limitation. The Securities and Exchange Commission has granted a waiver of the full-cost ceiling limitation on these properties through June 30, 1996.

LIQUIDITY AND FINANCIAL RESOURCES - EEX has funded its activities through cash provided from operations, borrowings from bank credit facilities and both operating and capital lease arrangements with an ENSERCH Company.

Cash Flows - Operating activities for the first quarter of 1996 provided net cash flows of $27 million, a $16 million increase from the $11 million provided in the first quarter of 1995. Cash flows before changes in operating assets and liabilities were $35 million in the first quarter this year versus $22 million for the 1995 first quarter.

Investing activities required net cash flows of $24 million, compared with $31 million provided in the year-ago period, which included $86 million from the collection of a note receivable from an affiliated company. Capital spending was $18 million less than in the first quarter last year, and cash proceeds from sales and retirements of property, plant and equipment provided $13 million more than in the first quarter of 1995. Planned property, plant and equipment additions for 1996 total $187 million, compared with 1995 additions of $189 million.

EEX intends to utilize substantially all of its internally generated cash flows for growth of the business. Internally generated cash flows may be supplemented by borrowings to fund temporary cash deficiencies. EEX has a $350 million four-year revolving credit agreement, $155 million of which was unused at March 31, 1996. In addition, EEX has a $50 million borrowing arrangement with ENSERCH to meet working capital needs, which was unused at March 31, 1996. EEX does not anticipate paying cash dividends in the foreseeable future.

Capital Structure - Total capitalization at March 31, 1996 was $1.4 billion versus $1.3 billion at year-end 1995. Common shareholders' equity at March 31, 1996 was 68% of capitalization, compared with 70% at the end of 1995. In addition, EEX is obligated under operating lease arrangements with ENSERCH companies for the facilities used on the Cooper project.

SALE OF PROPERTIES - EEX is currently offering its Rocky Mountain area properties for sale. These properties were mostly acquired as part of the major acquisition in 1995 and are being offered for sale because they are not within the core area of EEX's other properties. Total reserves for the Rocky Mountain properties at January 1, 1996, as estimated by DeGolyer and MacNaughton, independent petroleum consultants, were 223 billion cubic feet of natural gas equivalent (Bcfe), of which 169 Bcfe were proved. Production from these properties in 1995 averaged 40 million cubic feet of natural-gas equivalent per day. The sale of these properties is expected to be concluded around mid-year 1996. EEX intends to use the proceeds from the sale to reduce debt.

RECENT EVENT - On April 15, 1996, ENSERCH announced that it had entered into a definitive agreement with Texas Utilities Company (TUC) to merge. As a result of this strategic action, the ENSERCH business units Lone Star Gas Company and Lone Star Pipeline Company, the local distribution and pipeline companies of ENSERCH, and other businesses will become a part of TUC. Prior to the merger, ENSERCH's 83.4% interest in its subsidiary, EEX, will be spun off to ENSERCH shareholders.

The agreement is subject to approval by ENSERCH shareholders and the Securities and Exchange Commission under the Public Utilities Holding Companies Act of 1935, a filing with the Railroad Commission of Texas and the requisite notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The agreement is also subject to a favorable ruling from the Internal Revenue Service as to the tax-free nature of the distribution of EEX shares.

                     ENSERCH EXPLORATION, INC.
              SUMMARY OF OPERATING DATA (UNAUDITED)


                                                            Three Months
                                                           Ended March 31
                                                       -----------------------
                                                         1996            1995
                                                       -------         -------
Operating Income (in millions). . . . . . .            $   5.7         $    .6
                                                       =======         =======
Revenues (in millions)
  Natural gas . . . . . . . . . . . . . . .            $  54.1         $  31.9
  Oil and condensate  . . . . . . . . . . .               19.4             9.0
  Natural gas liquids . . . . . . . . . . .                1.5              .7
  Other . . . . . . . . . . . . . . . . . .                 .4              .1
                                                       -------         -------
    Total. . . . . . . . . . . . . .  . . .            $  75.4         $  41.7
                                                       =======         =======
Sales Volumes
  Natural gas (MMcf)  . . . . . . . . . . .             24,971          14,361
  Oil and condensate (MBbls). . . . . . . .              1,082             533
  Natural gas liquids (MBbls) . . . . . . .                166              66
    Total volumes (MMcfe) (a) . . . . . . .             32,459          17,955

Average Sales Price
  Natural gas (per Mcf) . . . . . . . . . .            $  2.17         $  2.22
  Oil and condensate (per Bbl). . . . . . .              17.90           16.79
  Natural gas liquids (per Bbl) . . . . . .               9.30           11.14
    Total (per Mcfe) (a). . . . . . . . . .               2.31            2.32

Cost and Expenses (per Mcfe) (a)
  Production and operating (b). . . . . . .            $   .60         $   .50
  Exploration . . . . . . . . . . . . . . .                .09             .17
  Depreciation and amortization . . . . . .               1.01            1.06
  General, administrative and other . . . .                .25             .37
  Taxes, other than income. . . . . . . . .                .19             .19

Net Wells
  Drilled . . . . . . . . . . . . . . . . .                 18              15
  Productive. . . . . . . . . . . . . . . .                 17              10

(a) Oil and natural gas liquids are converted to Mcf equivalents (Mcfe) on the basis of one barrel equals 6.0 Mcfe.
(b) Excludes related production, severance and ad valorem taxes.

                   PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of Shareholders was held on May 14, 1996. All of the nominees for director, as listed in the Company's proxy statement, were elected with the following vote:

                                   Shares                            Broker
                                    Voted            Shares           Non-
                                    "For"          "Withheld"         Votes
                                 -----------       ----------        ---------
         D. W. Biegler           122,374,578         23,735               0
         F. S. Addy              122,375,487         22,826               0
         B. A. Bridgewater, Jr.  122,375,715         22,598               0
         G. J. Junco             122,375,667         22,646               0


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

      EXHIBIT (15) - Letter of Deloitte & Touche LLP dated
                     May 14, 1996, regarding unaudited
                     interim financial statements

    (b)  Report on Form 8-K

      Current Report on Form 8-K dated January 16, 1996. (News Releases dated January 16, 1996: (1) Results of Green Canyon 254 Well and (2) Developments at Garden Banks 388.)

      Current Report on Form 8-K dated February 1, 1996. (News Release dated February 1, 1996: Resignation of Joseph T. Williams.)

                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ENSERCH EXPLORATION, INC.
                                             (Registrant)



Dated May 14, 1996            By            /s/J. Philip McCormick
                                ----------------------------------------
                                               J. Philip McCormick
                                           Senior Vice President and
                                            Chief Financial Officer




Dated May 14, 1996            By             /s/J. W. Pinkerton
                                ----------------------------------------
                                                J. W. Pinkerton
                                          Vice President and Controller