Form 10-Q
period 1996-06-30
ENSERCH EXPLORATION INC
filed 1996-08-13
CIK 931006

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                         FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

      ________________TO_____________


Commission file number 1-11413


                                 ENSERCH EXPLORATION, INC.
                  (Exact name of registrant as specified in its charter)


                 Texas                                    75-2556975
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)


             4849 Greenville Avenue, Suite 1500, Dallas, Texas    75206
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


        Number of shares of Common Stock of Registrant outstanding as of August 12, 1996: 125,934,815.

                                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                                       ENSERCH EXPLORATION,INC.
                      CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                                         Three Months Ended         Six Months Ended
                                                               June 30                  June 30
                                                      -----------------------     --------------------
                                                        1996            1995       1996          1995
                                                      -------         -------     ------       -------
                                                           (In thousands except per share amounts)
Revenues
  Natural gas . . . . . . . . . . . . . . . . . .     $57,779         $35,123    $111,880      $67,008
  Oil and condensate. . . . . . . . . . . . . . .      24,567          11,730      43,933       20,677
  Natural gas liquids . . . . . . . . . . . . . .       2,107             960       3,651        1,695
  Other                                                   483             174         883          268
                                                      -------         -------    --------      -------
     Total. . . . . . . . . . . . . . . . . . . .      84,936          47,987     160,347       89,648
                                                      -------         -------    --------      -------
Costs and Expenses
  Production and operating. . . . . . . . . . . .      19,026          11,223      38,618       20,112
  Exploration . . . . . . . . . . . . . . . . . .       3,308           2,483       6,168        5,474
  Depreciation and amortization . . . . . . . . .      35,207          27,454      68,032       46,547
  General, administrative and other . . . . . . .       8,261           7,653      16,512       14,369
  Taxes, other than income. . . . . . . . . . . .       4,805           4,143      10,973        7,551
                                                      -------         -------    --------      -------
     Total. . . . . . . . . . . . . . . . . . . .      70,607          52,956     140,303       94,053
                                                      -------         -------    --------      -------
Operating Income (Loss) . . . . . . . . . . . . .      14,329          (4,969)     20,044       (4,405)
Other Income (Expense) - Net. . . . . . . . . . .         (51)             21         (52)          (3)
Interest Income . . . . . . . . . . . . . . . . .                                                1,026
Interest and Other Financing Costs. . . . . . . .      (6,210)         (2,994)    (11,861)      (3,599)
                                                      -------         -------    --------      -------
Income (Loss) Before Income Taxes . . . . . . . .       8,068          (7,942)      8,131       (6,981)
Income Taxes (Benefit). . . . . . . . . . . . . .       2,795          (2,780)      2,774       (2,443)
                                                      -------         -------    --------      -------
Net Income (Loss) . . . . . . . . . . . . . . . .     $ 5,273         $(5,162)   $  5,357      $(4,538)
                                                      =======         =======    ========      =======
Net Income (Loss) Per Share . . . . . . . . . . .     $   .04         $  (.05)   $    .04      $  (.04)
                                                      =======         =======    ========      =======
Weighted Average Shares Outstanding . . . . . . .     125,867         105,695     125,848      105,695
                                                      =======         =======    ========      =======

See accompanying Notes.


                                       ENSERCH EXPLORATION, INC.
                      CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                             Six Months Ended
                                                                                  June 30
                                                                       -------------------------
                                                                          1996            1995
                                                                       ---------        --------
                                                                             (In thousands)
OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .     $   5,357      $  (4,538)
  Depreciation and amortization. . . . . . . . . . . . . . . . . .        68,032         46,547
  Deferred income-tax expense. . . . . . . . . . . . . . . . . . .         4,576          5,499
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9,074)       (14,400)
  Changes in current operating assets and liabilities
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . .       (11,433)        (9,273)
    Other current assets . . . . . . . . . . . . . . . . . . . . .           504         (4,602)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .       (11,085)        13,075
    Other current liabilities. . . . . . . . . . . . . . . . . . .         1,410          5,519
                                                                       ---------      ---------
      Net cash flows from operating activities . . . . . . . . . .        48,287         37,827
                                                                       ---------      ---------
INVESTING ACTIVITIES
  Purchase of business, net of cash acquired . . . . . . . . . .                       (332,888)
  Additions to property, plant and equipment . . . . . . . . . .        (107,225)       (90,057)
  Sales and retirements of property, plant and equipment . . . .          13,738          2,715
  Collection of note receivable from affiliated company. . . . .                         86,077
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             397        (16,453)
                                                                       ---------      ---------
     Net cash flows used for investing activities. . . . . . . .         (93,090)      (350,606)
                                                                       ---------      ---------
FINANCING ACTIVITIES
  Borrowings under bank revolving credit agreement . . . . . . .         115,000        350,000
  Borrowings under bridge loan . . . . . . . . . . . . . . . . .                        150,000
  Repayment of bank debt assumed in acquisition. . . . . . . . .                       (115,000)
  Repayment of borrowings under bank revolving credit agreement.         (53,000)
  Change in temporary advances with affiliated companies . . . . .       (21,433)       (66,333)
  Advances under leasing arrangements. . . . . . . . . . . . . . .         6,703
  Payments of capital lease obligations. . . . . . . . . . . . . .        (2,249)        (1,997)
  Issuance of common stock . . . . . . . . . . . . . . . . . . . .            74
                                                                      ----------      ---------
     Net cash flows from financing activities. . . . . . . . . .          45,095        316,670
                                                                      ----------      ---------
Net Increase in Cash . . . . . . . . . . . . . . . . . . . . . .             292          3,891
Cash at Beginning of Period. . . . . . . . . . . . . . . . . . .           1,546            234
                                                                      ----------      ---------
Cash at End of Period. . . . . . . . . . . . . . . . . . . . . . .    $    1,838      $   4,125
                                                                      ==========      =========

See accompanying Notes.


                                    ENSERCH EXPLORATION, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (June 30, 1996 Unaudited)

                                                                      June 30         December 31
                                                                       1996               1995
                                                                    ---------         -----------
                                                                          (In thousands)
ASSETS
Current Assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    1,838          $    1,546
  Accounts receivable - trade. . . . . . . . . . . . . . . . . .       67,994              46,749
  Accounts receivable - affiliated companies . . . . . . . . . .       10,834              20,646
  Temporary advances - affiliated companies. . . . . . . . . . .        5,573
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,316              14,820
                                                                   ----------          ----------
     Total current assets. . . . . . . . . . . . . . . . . . . .      100,555              83,761
                                                                   ----------          ----------
Property, Plant and Equipment (at cost)
  Gas and oil properties (full-cost method). . . . . . . . . . .    2,687,232           2,602,454
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,997              20,684
                                                                   ----------          ----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,708,229           2,623,138
  Less accumulated depreciation and amortization . . . . . . . .    1,012,174             952,538
                                                                   ----------          ----------
     Net property, plant and equipment . . . . . . . . . . . . .    1,696,055           1,670,600
                                                                   ----------          ----------
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . .       25,609              22,471
                                                                   ----------          ----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,822,219          $1,776,832
                                                                   ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .   $   87,454          $   95,386
  Accounts payable - affiliated companies. . . . . . . . . . . .        4,080               6,836
  Temporary advances - affiliated companies. . . . . . . . . . .                           15,860
  Advances under leasing arrangements. . . . . . . . . . . . . .        6,703
  Current portion of capital lease obligations . . . . . . . . .        3,859               3,859
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,415               9,005
                                                                   ----------          ----------
     Total current liabilities . . . . . . . . . . . . . . . . .      112,511             130,946
                                                                   ----------          ----------
Bank Revolving Credit Agreement. . . . . . . . . . . . . . . . .      222,000             160,000
                                                                   ----------          ----------
Capital Lease Obligations. . . . . . . . . . . . . . . . . . . .       91,935              94,184
                                                                   ----------          ----------
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . .      276,194             271,618
                                                                   ----------          ----------
Other Liabilities. . . . . . . . . . . . . . . . . . . . . . . .       31,639              37,856
                                                                   ----------          ----------
Company-Obligated Mandatorily Redeemable Preferred Securities
  of Subsidiary. . . . . . . . . . . . . . . . . . . . . . . . .      150,000             150,000
                                                                   ----------          ----------
Common Shareholders' Equity
  Common stock (200,000 shares authorized;
    125,933 and 125,883 shares outstanding). . . . . . . . . . .      125,933             125,883
  Paid in capital. . . . . . . . . . . . . . . . . . . . . . . .      819,806             819,398
  Retained deficit . . . . . . . . . . . . . . . . . . . . . . .       (7,145)            (12,502)
  Unamortized restricted stock compensation. . . . . . . . . . .         (654)               (551)
                                                                   ----------          ----------
     Common shareholders' equity . . . . . . . . . . . . . . . .      937,940             932,228
                                                                   ----------          ----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,822,219          $1,776,832
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

2. On April 15, 1996, ENSERCH Corporation announced that it had entered into a definitive agreement with Texas Utilities Company providing for a strategic business combination. The merger is to be preceded by the distribution of ENSERCH's approximate 83% interest in Enserch Exploration, Inc. to the ENSERCH shareholders.

3. Authorized capital includes 2 million shares of Preferred Stock. At December 31, 1995, fifteen shares of Adjustable Rate Cumulative Preferred Stock, Series A, were issued to a subsidiary, which were eliminated in consolidation. In June 1996, EEX repurchased at par the fifteen shares held by the wholly-owned subsidiary for $150 million through the issuance of a demand note in that amount. The demand note is eliminated in consolidation.

4. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made.

INDEPENDENT ACCOUNTANTS' REPORT



Enserch Exploration, Inc.:


   We have reviewed the accompanying condensed consolidated balance sheet of Enserch Exploration, Inc. and subsidiaries (the "Company") as of June 30, 1996, and the related condensed statements of consolidated operations for the three months and six months ended June 30, 1996 and 1995, and the condensed statements of consolidated cash flows for the six months ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Dallas, Texas
July 29, 1996

Item 2.             Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Quarters Ended June 30, 1996 and 1995 - Enserch Exploration, Inc. (EEX) had second-quarter 1996 net income of $5.3 million ($.04 per share), significantly improved from the $5.2 million net loss ($.05 per share loss) in the second quarter of 1995. Operating income for the second quarter of 1996 was $14.3 million, compared with an operating loss of $5.0 million for the like period a year ago, reflecting higher average prices and increased sales volumes for both natural gas and oil.

Second-quarter revenues rose to $85 million from $48 million for the second quarter of 1995, representing a $23 million improvement in natural-gas revenues and a $14 million increase in oil and other revenues. Average daily natural-gas production of 285 million cubic feet (MMcf) increased 29% over second-quarter 1995, principally due to production from properties acquired in a major acquisition in June 1995. The average price received for natural gas for the second quarter was $2.23 per thousand cubic feet (Mcf), up 27% from $1.75 per Mcf for the second quarter last year. Average daily oil production for the second quarter of 1996 of 14.2 thousand barrels (MBbls) was 89% higher than the 1995 second quarter, primarily due to production from the properties acquired and start-up of production from the Cooper project in the Garden Banks area in the Gulf of Mexico. Oil sales for the second quarter averaged $19.01 per barrel, up 11% from $17.12 per barrel for the second quarter last year.

Costs and expenses for the second quarter of 1996 totaled $71 million versus $53 million for the second quarter of 1995. About $16 million of the increase is attributable to production costs, depreciation and amortization and production and ad valorem taxes associated with operating the properties acquired in June 1995, and some $7 million of the increase is related to direct costs of the Cooper project. Lower amortization expense as a result of lower production from other properties partially offset these increases.

Interest and other financing costs of $6.2 million were $3.2 million higher than in the second quarter last year, resulting primarily from financings associated with the 1995 acquisition and from interest and financing costs associated with the fourth-quarter 1995 start-up of the Cooper project.

Six Months Ended June 30, 1996 and 1995 - For the first six months of 1996, EEX had net income of $5.4 million ($.04 per share) versus a net loss of $4.5 million ($.04 per share loss) in the 1995 period. Operating income for the first half of 1996 was $20 million, compared with an operating loss of $4.4 million in the like period a year ago.

Revenues for the first half of 1996 of $160 million were $71 million (79%) greater than in the same period of 1995. Natural-gas revenues for the six months were $45 million higher than in the 1995 period, with the average sales price of $2.20 per Mcf up 13% and average daily production of 280 MMcf 47% higher than for the year-earlier period, primarily due to production from the properties acquired in June 1995. Oil revenues for the first half of 1996 of $44 million were more than double the year-ago period, with the average sales price of $18.51 per barrel up 9% and average daily production of 13.0 MBbls 94% greater than the same period of 1995 due to production from the acquired properties and the Cooper project.

Operating expenses for the year-to-date period of $140 million were $46 million higher than in the 1995 period, including $38 million attributable to production costs, depreciation and amortization and production and ad valorem taxes associated with the acquired properties and $13 million of direct costs associated with the Cooper project. There was a $5 million net decrease in all other expense categories, primarily due to lower amortization expense as a result of lower production from other properties.

Year-to-date interest and other financing costs of $11.9 million were $8.3 million higher than for the 1995 period, principally due to the debt incurred to finance the 1995 acquisition and costs associated with the start-up of the Cooper project. Interest income of $1.0 million for the first six months last year represents interest received on an intercompany note receivable from an affiliate of ENSERCH Corporation (ENSERCH) that was repaid during the first quarter of 1995.

For the first six months this year, losses from the Cooper project during ramp-up of production detracted $3.5 million from operating income and $4.2 million from net income. The project had a negligible impact on second-quarter operating income and detracted $1.0 million from second-quarter net income. The equipment lease costs and some production costs are essentially fixed, declining on a per unit basis as production increases. In late July, it was announced that mechanical difficulties had prevented completion of the A-1 development well at the Cooper project. Numerous attempts to remedy the problems were unsuccessful. EEX and its partner in the project will evaluate alternate drilling strategies to develop the extensive proven hydrocarbon column at this location. An exploratory test well is underway on Garden Banks Block 387. EEX expects to have a 100% interest in this well.

It was also announced in late July that EEX and its partners have identified alternate development scenarios that have the potential to significantly reduce the total cost of the Allegheny project in the Green Canyon 254 area. The additional engineering study and design will delay the project from its previously planned early 1999 start up. However, the design changes should substantially enhance the project's economics. A revised schedule for development will be announced later.


HEDGING ACTIVITIES - EEX manages a portion of the risk associated with fluctuations in the price of natural gas and oil through the use of hedging techniques such as gas and oil swaps, collars and futures agreements. As a result of such hedging to fix the net prices received, losses or gains occur and either offset or add to actual prices received to achieve the net fixed prices. In total, gas and oil price hedging reduced revenues for the second quarter of 1996 by $2.0 million but increased revenues by $.7 million in the second quarter of 1995. For the first six months of 1996, gas and oil price hedging activities reduced total revenues by $7.7 million but increased revenues by $3.5 million in the first half of 1995. At June 30, 1996, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through July 31, 1996 to exchange payments on 5.1 billion cubic feet (Bcf) of natural gas and 1.8 million barrels of oil. At June 30, 1996, there were $3.9 million of net unrealized and unrecognized hedging costs based on the difference between the strike price and the NYMEX futures price for the applicable trading month. In addition, there were $.7 million of costs on hedging activities which were deferred and will be applied as a reduction in revenues in the month of physical sale of production.

CAPITALIZED COSTS - Gas and oil prices are subject to seasonal and other fluctuations. A decline in prices from June 1996 levels or other factors, without mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against income under the full-cost accounting method cost center ceiling limitation.

LIQUIDITY AND FINANCIAL RESOURCES - EEX has funded its activities through cash provided from operations, borrowings from bank credit facilities and both operating and capital lease arrangements with an ENSERCH Company.

Cash Flows - Operating activities for the first six months of 1996 provided net cash flows of $48 million, a $10 million increase from the $38 million provided in the first half of 1995. Income before depreciation and amortization and deferred income taxes for the first six months this year was $78 million versus $48 million for the 1995 period. Changes in current operating assets and liabilities for the first six months this year required $21 million versus $5 million provided in the 1995 period, which benefited from the recovery of expenditures on the Cooper project as a result of transfer to the leasing program.

Investing activities required net cash flows of $93 million, compared with $351 million required in the year-ago period, which included a $333 million requirement for a major acquisition and $86 million provided from the collection of a note receivable from an affiliated company. Planned property, plant and equipment additions for 1996 total $187 million, compared with 1995 additions of $189 million.

EEX intends to utilize substantially all of its internally generated cash flows for growth of the business. Internally generated cash flows may be supplemented by borrowings to fund temporary cash deficiencies. EEX has a $350 million four-year revolving credit agreement, $128 million of which was unused at June 30, 1996. In addition, EEX has a $50 million borrowing arrangement with ENSERCH to meet working capital needs, which was unused at June 30, 1996. EEX does not anticipate paying cash dividends in the foreseeable future.

Capital Structure - Total capitalization at June 30, 1996 was $1.4 billion versus $1.3 billion at year-end 1995. Common shareholders' equity at June 30, 1996 was 67% of capitalization, compared with 70% at the end of 1995. In addition, EEX is obligated under operating lease arrangements with ENSERCH companies for the facilities used on the Cooper project.

SALE OF PROPERTIES - EEX has reached agreements to sell substantially all of its Rocky Mountain area properties. The sales, which are effective April 1, are expected to close by the end of September 1996 and to provide total proceeds of approximately $120 million, less closing costs and income from the April effective date to the closing date of approximately $7 million. EEX intends to use the proceeds from the sales to reduce its debt. These properties were mostly acquired as part of the major acquisition in 1995 and are being sold because they are not within the core area of EEX's other properties. The properties being sold represent proved reserves of approximately 150 Bcf of natural gas equivalent and average daily production of approximately 45 MMcf of natural gas equivalent. In accordance with the full-cost accounting method, EEX will credit the proceeds from the sales to the carrying value of gas and oil properties.

RECENT EVENT - On April 15, 1996, ENSERCH announced that it had entered into a definitive agreement with Texas Utilities Company (TUC) to merge. As a result of this strategic action, the ENSERCH business units, Lone Star Gas Company and Lone Star Pipeline Company, the local distribution and pipeline companies of ENSERCH, and other businesses, will become a part of TUC. Prior to the merger, ENSERCH's approximate 83% interest in EEX, represented by approximately 105 million shares of EEX common stock, will be distributed to ENSERCH shareholders. In connection with this distribution, and prior to the merger, a special meeting of the shareholders of EEX will be held to approve the merger of EEX into a subsidiary of ENSERCH. This preliminary merger is believed necessary to enable the distribution to be tax free to ENSERCH and its shareholders.

The agreement is subject to approval of ENSERCH and TUC shareholders. The agreement is also subject to a favorable ruling from the Internal Revenue Service as to the tax-free nature of the distribution of EEX shares, and a request for that ruling has been submitted. The requisite filings with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 have been made. The required filing with the Securities and Exchange Commission (SEC) under the Public Utilities Holding Companies Act of 1935 will be made in the near future. In connection with this 1935 Act filing, the Railroad Commission of Texas has advised the SEC that it has no objection to the proposed transaction and will rely on its existing authority and resources to protect the public interest and ratepayers subject to its jurisdiction, that there is no hindrance under Texas natural gas utility regulatory law to the proposed transaction and that the Commission intends to exercise its authority in accordance with applicable law. Closing of the transaction is expected to occur around year-end 1996.

At its regularly scheduled meeting on August 6, 1996, the Board of Directors of EEX took several actions to prepare for status as a fully-independent corporation after the distribution of ENSERCH-owned shares. As a result of these actions, the Company has retained a firm to search for a Chairman and Chief Executive Officer (CEO) to replace David W. Biegler, who will remain with the ENSERCH entities merging with TUC. Several upper management positions have been or are being filled to solidify the independent management team. A plan for Board governance is being developed to ensure proper transitional governance as well as the most suitable Board structure and composition after the distribution. A joint committee of Directors, two each from EEX and ENSERCH, has been appointed to participate in the Chairman and CEO search process and to develop the plan for Board governance.


                                  ENSERCH EXPLORATION INC.
                            SUMMARY OF OPERATING DATA (UNAUDITED)

                                                            Three Months Ended         Six Months Ended
                                                                 June 30                   June 30
                                                         ---------------------     ----------------------
                                                           1996         1995         1996          1995
                                                         -------      -------      -------       -------
Operating Income (Loss) (in millions) . . . . . . . .     $ 14.3      $ (5.0)       $ 20.0       $ (4.4)
                                                          ======      ======        ======       ======
Revenues (in millions)
  Natural gas . . . . . . . . . . . . . . . . . . . .     $ 57.8      $ 35.1        $111.9       $ 67.0
  Oil and condensate. . . . . . . . . . . . . . . . .       24.5        11.7          43.9         20.7
  Natural gas liquids . . . . . . . . . . . . . . . .        2.1         1.0           3.6          1.7
  Other . . . . . . . . . . . . . . . . . . . . . . .         .5          .2            .9           .2
                                                          ------      ------        ------       ------
      Total . . . . . . . . . . . . . . . . . . . . .     $ 84.9      $ 48.0        $160.3       $ 89.6
                                                          ======      ======        ======       ======
Sales Volumes
  Natural gas (MMcf)  . . . . . . . . . . . . . . . .     25,939      20,092        50,910       34,453
  Oil and condensate (MBbls). . . . . . . . . . . . .      1,292         685         2,374        1,218
  Natural gas liquids (MBbls) . . . . . . . . . . . .        197          88           363          154
     Total volumes (MMcfe) (a). . . . . . . . . . . .     34,873      24,730        67,332       42,685
Average Sales Price
  Natural gas (per Mcf) . . . . . . . . . . . . . . .     $ 2.23      $ 1.75        $ 2.20       $ 1.94
  Oil and condensate (per Bbl). . . . . . . . . . . .      19.01       17.12         18.51        16.98
  Natural gas liquids (per Bbl) . . . . . . . . . . .      10.70       10.91         10.06        11.01
     Total product revenue (per Mcfe) (a) . . . . . .       2.42        1.93          2.37         2.09

Cost and Expenses (per Mcfe)(a)
  Production and operating (b). . . . . . . . . . . .     $  .55      $  .45        $  .57       $  .47
  Exploration . . . . . . . . . . . . . . . . . . . .        .09         .10           .09          .13
  Depreciation and amortization . . . . . . . . . . .       1.01        1.11          1.01         1.09
  General, administrative and other . . . . . . . . .        .24         .31           .25          .34
  Taxes, other than income. . . . . . . . . . . . . .        .14         .17           .16          .18

Net Wells
  Drilled . . . . . . . . . . . . . . . . . . . . . .         36          24            54           39
  Productive. . . . . . . . . . . . . . . . . . . . .         25          16            42           26

(a)  Oil and natural gas liquids have been converted to Mcf equivalents (Mcfe) on the basis of one barrel equals 6.0
     Mcfe.
(b)  Excludes related production, severance and ad valorem taxes.

                                      PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            EXHIBIT (15)-   Letter of Deloitte & Touche LLP dated
                              August 12, 1996, regarding unaudited
                              interim financial statements.


        (b) Reports on Form 8-K

            Current Report on Form 8-K dated April 13, 1996. (Merger Agreement between ENSERCH Corporation and Texas Utilities Company; spin-off of EEX.)

                                              SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ENSERCH EXPLORATION, INC.
                                              (Registrant)



Dated August 12, 1996                By    /s/J. Philip McCormick
                                        -------------------------------
                                             J. Philip McCormick
                                          Senior Vice President and
                                           Chief Financial Officer




Dated August 12, 1996                By       /s/J. W. Pinkerton
                                        ------------------------------
                                                 J. W. Pinkerton
                                          Vice President and Controller