Form 10-Q
period 1996-09-30
ENSERCH EXPLORATION INC
filed 1996-11-13
CIK 931006

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

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


    Number of shares of Common Stock of Registrant outstanding as of November 12, 1996: 126,033,581.

                              PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                                 ENSERCH EXPLORATION, INC.
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                             Three Months Ended       Nine Months Ended
                                                September 30             September 30
                                           -----------------------   --------------------
                                              1996         1995          1996      1995
                                            -------       -------       ------   -------
                                         (In thousands except per share amounts)
Revenues
  Natural gas . . . . . . . . . . . . . . .   $52,234     $46,817     $164,114   $113,825
  Oil and condensate. . . . . . . . . . . .    26,933      17,020       70,866     37,697
  Natural gas liquids . . . . . . . . . . .     2,826       1,425        6,477      3,120
  Other . . . . . . . . . . . . . . . . . .       743       1,545        1,626      1,813
                                              -------     -------     --------    -------
    Total . . . . . . . . . . . . . . . . .    82,736      66,807      243,083    156,455
                                              -------     -------     --------    -------
Costs and Expenses
  Production and operating. . . . . . . . .    19,380      13,159       57,998     33,271
  Exploration . . . . . . . . . . . . . . .     3,318       3,491        9,486      8,965
  Depreciation and amortization . . . . . .    38,282      34,983      106,314     81,530
  General, administrative and other . . . .     7,487       6,793       23,999     21,162
  Taxes, other than income. . . . . . . . .     5,245       5,437       16,218     12,988
                                              -------     -------     --------    -------
    Total . . . . . . . . . . . . . . . . .    73,712      63,863      214,015    157,916
                                              -------     -------     --------    -------
Operating Income (Loss) . . . . . . . . . .     9,024       2,944       29,068     (1,461)
Other Income (Expense) - Net. . . . . . . .       (74)        138         (126)       135
Interest Income . . . . . . . . . . . . . .                                         1,026
Interest and Other Financing Costs. . . . .    (5,851)     (7,698)     (17,712)   (11,297)
                                              -------     -------     --------    -------
Income (Loss) Before Income Taxes . . . . .     3,099      (4,616)      11,230    (11,597)
Income Taxes (Benefit). . . . . . . . . . .     1,026      (2,005)       3,800     (4,448)
                                              -------     -------     --------    -------
Net Income (Loss) . . . . . . . . . . . . .   $ 2,073     $(2,611)    $  7,430    $(7,149)
                                              =======     =======     ========    =======
Net Income (Loss) Per Share . . . . . . . .   $  0.02     $  (.02)    $   0.06    $  (.07)
                                              =======     =======     ========    =======
Weighted Average Shares Outstanding . . . .   125,879     106,909      125,873    106,188
                                              =======     =======     ========    =======

See accompanying Notes.

                           ENSERCH EXPLORATION, INC.
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                           Nine Months Ended
                                                                              September 30
                                                                       ------------------------
                                                                           1996         1995
                                                                        ---------     --------
                                                                             (In thousands)
OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .       $   7,430   $  (7,149)
  Depreciation and amortization. . . . . . . . . . . . . . . . . .         106,314      81,530
  Deferred income-tax expense (benefit). . . . . . . . . . . . . .           5,449      (6,626)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (12,441)     (8,669)
  Changes in current operating assets and liabilities
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . .          11,531         (972)
    Other current assets . . . . . . . . . . . . . . . . . . . . .              37       (4,012)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .         (16,785)      20,416
    Other current liabilities. . . . . . . . . . . . . . . . . . .           4,904        6,127
                                                                         ---------    ---------
      Net cash flows from operating activities . . . . . . . . . .         106,439       80,645
                                                                         ---------    ---------
INVESTING ACTIVITIES
  Purchase of business, net of cash acquired . . . . . . . . . .                       (332,888)
  Additions to property, plant and equipment . . . . . . . . . .          (168,161)    (140,111)
  Retirements of property, plant and equipment . . . . . . . . .               122       28,157
  Proceeds from the sale of property, plant and equipment. . . .           106,397
  Collection of note receivable from affiliated company. . . . .                         86,077
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (554)     (15,722)
                                                                         ---------    ---------
     Net cash flows used for investing activities. . . . . . . .           (62,196)    (374,487)
                                                                         ---------    ---------
FINANCING ACTIVITIES
  Borrowings under bank revolving credit agreement . . . . . . .           125,000      350,000
  Borrowings under bridge loan . . . . . . . . . . . . . . . . .                        150,000
  Repayment of bank debt assumed in acquisition. . . . . . . . .                       (115,000)
  Repayment of borrowings under bank revolving credit agreement.          (155,000)    (210,000)
  Issuance of common stock . . . . . . . . . . . . . . . . . . . .             120      207,898
  Issuance of company-obligated mandatorily redeemable
    preferred securities of subsidiary . . . . . . . . . . . . . .                      150,000
  Repayment of borrowings under bridge loan. . . . . . . . . . . .                     (150,000)
  Change in temporary advances with affiliated companies . . . . .         (16,968)     (81,115)
  Advances under leasing arrangements. . . . . . . . . . . . . . .           5,930
  Payments of capital lease obligations. . . . . . . . . . . . . .          (3,413)      (3,340)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (3,486)
                                                                        ----------    ---------
     Net cash flows (used for) from financing activities . . . .           (44,331)     294,957
                                                                        ----------    ---------
Net (Decrease) Increase in Cash. . . . . . . . . . . . . . . . .               (88)       1,115
Cash at Beginning of Period. . . . . . . . . . . . . . . . . . .             1,546          234
                                                                        ----------    ---------
Cash at End of Period. . . . . . . . . . . . . . . . . . . . . . .      $    1,458    $   1,349
                                                                        ==========    =========

See accompanying Notes.

                                    ENSERCH EXPLORATION, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (September 30, 1996 Unaudited)

                                                                    September 30     December 31
                                                                        1996             1995
                                                                      ---------      -----------
                                                                           (In thousands)
ASSETS
Current Assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    1,458       $    1,546
  Accounts receivable - trade. . . . . . . . . . . . . . . . . .         49,246           46,749
  Accounts receivable - affiliated companies . . . . . . . . . .          6,618           20,646
  Temporary advances - affiliated companies. . . . . . . . . . .          1,108
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,783           14,820
                                                                     ----------       ----------
     Total current assets. . . . . . . . . . . . . . . . . . . .         73,213           83,761
                                                                     ----------       ----------
Property, Plant and Equipment (at cost)
  Gas and oil properties (full-cost method). . . . . . . . . . .      2,662,076        2,602,454
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,442           20,684
                                                                     ----------       ----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,683,518        2,623,138
  Less accumulated depreciation and amortization . . . . . . . .      1,057,590          952,538
                                                                     ----------       ----------
     Net property, plant and equipment . . . . . . . . . . . . .      1,625,928        1,670,600
                                                                     ----------       ----------
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . .         26,627           22,471
                                                                     ----------       ----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,725,768       $1,776,832
                                                                     ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .     $   82,062       $   95,386
  Accounts payable - affiliated companies. . . . . . . . . . . .          2,821            6,836
  Temporary advances - affiliated companies. . . . . . . . . . .                          15,860
  Advances under leasing arrangements. . . . . . . . . . . . . .          5,930
  Current portion of capital lease obligations . . . . . . . . .          3,859            3,859
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,909            9,005
                                                                     ----------       ----------
     Total current liabilities . . . . . . . . . . . . . . . . .        108,581          130,946
                                                                     ----------       ----------
Bank Revolving Credit Agreement. . . . . . . . . . . . . . . . .        130,000          160,000
                                                                     ----------       ----------
Capital Lease Obligations. . . . . . . . . . . . . . . . . . . .         90,771           94,184
                                                                     ----------       ----------
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . .        277,067          271,618
                                                                     ----------       ----------
Other Liabilities. . . . . . . . . . . . . . . . . . . . . . . .         28,750           37,856
                                                                     ----------       ----------
Company-Obligated Mandatorily Redeemable Preferred Securities
  of Subsidiary. . . . . . . . . . . . . . . . . . . . . . . . .        150,000          150,000
                                                                     ----------       ----------
Common Shareholders' Equity
  Common stock (200,000 shares authorized;
    126,022 and 125,883 shares outstanding). . . . . . . . . . .        126,022          125,883
  Paid in capital. . . . . . . . . . . . . . . . . . . . . . . .        820,430          819,398
  Retained deficit . . . . . . . . . . . . . . . . . . . . . . .         (5,072)         (12,502)
  Unamortized restricted stock compensation. . . . . . . . . . .           (781)            (551)
                                                                     ----------       ----------
     Common shareholders' equity . . . . . . . . . . . . . . . .        940,599          932,228
                                                                     ----------       ----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,725,768       $1,776,832
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

2. On April 15, 1996, ENSERCH Corporation announced that it had entered into a definitive agreement with Texas Utilities Company providing for a strategic business combination. The merger is to be preceded by the distribution of ENSERCH's approximate 83% interest in EEX to the ENSERCH shareholders.

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

4. In June 1996, EEX entered into an operating lease with a financial institution to finance construction of the facilities to be used in developing and producing reserves in the Green Canyon 254 project. The initial lease term extends through June 29, 2003 and may be extended for up to three successive three-year periods under such terms as the Company and lessor may agree.

5. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made.

INDEPENDENT ACCOUNTANTS' REPORT



Enserch Exploration, Inc.:


       We have reviewed the accompanying condensed consolidated balance sheet of Enserch Exploration, Inc. and subsidiaries (the Company) as of September 30, 1996, and the related condensed statements of consolidated operations for the three months and nine months ended September 30, 1996 and 1995 and consolidated cash flows for the nine months ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Dallas, Texas
October 25, 1996

Item 2.        Management's Discussion and Analysis of
            Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Quarters ended September 30, 1996 and 1995 - Enserch Exploration, Inc. (EEX) had third-quarter 1996 net income of $2.1 million ($.02 per share), significantly improved from the $2.6 million loss ($.02 per share loss) in the third quarter of 1995. Operating income for the third quarter of 1996 was $9.0 million, compared with $2.9 million for third-quarter 1995, reflecting higher average prices for both natural gas and oil and increased oil sales volumes resulting primarily from the Cooper project in the Garden Banks area which began production in late September 1995.

Third-quarter revenues increased to $83 million from $67 million for the third quarter of 1995, with a $5.4 million increase in natural-gas revenues and an $11 million increase in oil and other revenues. The average price received for natural gas for the third quarter was $2.04 per thousand cubic feet (Mcf), up 27% from $1.61 per Mcf for the third quarter last year. Third-quarter average daily natural-gas sales were 278 million cubic feet (MMcf), down 12% from 316 MMcf for the third quarter last year, primarily due to lower output from a non-operated offshore property due to water encroachment and a completion failure, increased requirements from East Texas fields for balancing partner's gas entitlements sold in prior periods and the sale of Rocky Mountain properties. Average daily oil sales for the third quarter of 1996 of 14.7 thousand barrels (MBbls) were 33% higher than the third quarter last year, with more than half of the increase due to production from the Cooper project. Oil sales for the third quarter averaged $19.92 per barrel, up 19% from $16.72 per barrel for the third quarter last year.

Costs and expenses for the third quarter of 1996 of $74 million were $9.8 million higher than in the 1995 third quarter, with direct costs related to the Cooper project adding some $8.3 million. Depreciation and amortization expense related to all other properties increased $.6 million due to a higher amortization rate, which was partially offset by the effects of lower production. The increase in the amortization rate resulted from a change in the estimated year-end reserves and the sale of the Rocky Mountain properties.

Third-quarter interest and other financing costs of $5.9 million were $1.8 million lower than in the third quarter last year, which was impacted by the interim financing for the acquisition in June 1995. This financing was partially repaid in September 1995 with proceeds from the sale of common stock. Partially offsetting was higher interest and financing costs in the third quarter this year associated with the fourth-quarter 1995 start-up of the Cooper project.

Nine Months Ended September 30, 1996 and 1995 - For the first nine months of 1996, EEX had net income of $7.4 million ($.06 per share) versus a net loss of $7.2 million ($.07 loss per share) for the similar period last year.

Operating income for 1996 was $29.1 million, compared with an operating loss of $1.5 million for the 1995 period.

Revenues for the first three quarters of 1996 of $243 million were $87 million (55%) higher than in the same period of 1995. Natural-gas revenues for the nine months were $50 million higher than in the 1995 period, with the average sales price of $2.15 per Mcf up 20% and average daily sales of 279 MMcf up 20% from the same period in 1995 primarily due to production from the properties acquired in June 1995. Oil revenues for the first three quarters of 1996 of $71 million were $33 million higher than in the 1995 period, with the average sales price of $19.02 per barrel up 13% from the 1995 period. Average daily sales of 13.6 MBbls were up 66% from the same period in 1995, primarily due to production from the properties acquired in 1995 and from the Cooper project.

Costs and expenses for the first nine months of 1996 of $214 million were $56 million higher than in the same period last year. About $37 million of the increase was attributable to costs associated with the acquired properties, and some $22 million of the increase was related to direct costs of the Cooper project. There was a $2 million net decrease in all other expenses, with decreased production costs and lower amortization expense resulting from less production from other properties more than offsetting increases in other expense categories.

Interest and financing costs for the first nine months of 1996 of $17.7 million were $6.4 million higher than last year, principally due to the debt incurred to finance the 1995 acquisition and costs associated with the start-up of the Cooper project. Interest income of $1.0 million for the nine-month period last year represents interest received on an intercompany note receivable from an affiliate of ENSERCH Corporation (ENSERCH) that was repaid during the first quarter of 1995.

For the first nine months this year, losses from the Cooper project during ramp-up of production detracted $2.3 million from operating income and $4.4 million from net income. The project added $1.2 million to third-quarter operating income, but detracted $.2 million from third-quarter net income. Production from this project was interrupted 12 days in August 1996 for maintenance and other required operations, which reduced third-quarter oil production, operating income and net income some 60 MBbls, $1.2 million and $.8 million, respectively. The equipment lease costs and some production costs are essentially fixed, declining on a per unit basis as production increases. In late July 1996, it was announced that mechanical difficulties had prevented completion of the A-1 development well at the Cooper project. Numerous attempts to remedy the problems were unsuccessful. EEX and its partner in the project, Mobil Exploration and Producing U.S. Inc. (Mobil), will evaluate alternate drilling strategies to develop the extensive proven hydrocarbon column at this location. Currently, the A-2 development well is in progress at the Cooper project. The drilling of the SB-3 exploratory well on Garden Banks Block 387 has been completed and logged approximately 40 to 50 feet of natural-gas pay. This well is expected be completed in the fourth quarter of 1996, with production to commence immediately, as subsea tie-backs are in place to transport hydrocarbons to the facility. Prior to drilling out of intermediate casing, Mobil elected to participate fully in this well.
Based on the results of this well, EEX and Mobil are evaluating the potential for additional opportunities in adjoining, but separate, fault blocks to the reservoir penetrated by the SB-3 well and are working to assess the total size of the prospect.

It was also announced in late July 1996 that EEX and its partners had identified alternative development scenarios for the Allegheny project in the Green Canyon 254 area. A joint project team was formed to evaluate the various alternatives which are currently available for the design and construction of production facilities. The project team will also design and implement a development plan to optimize production from this project. The additional engineering study and design will delay the project from its previously planned early 1999 start-up. However, the design changes should enhance the project's economics. A revised schedule for development will be announced later.

HEDGING ACTIVITIES - EEX manages a portion of the risk associated with fluctuations in the price of natural gas and oil through the use of hedging techniques such as gas and oil swaps, collars and futures agreements. As a result of such hedging to fix the net prices received, losses or gains occur and either offset or add to actual prices received to achieve the net fixed prices. In total, gas and oil price hedging activities reduced revenues for the third quarter of 1996 by $3.3 million but increased revenues by $2.1 million in the third quarter of 1995. For the first nine months of 1996, gas and oil price hedging activities reduced total revenues by $11 million but increased revenues by $5.6 million in the first nine months of 1995. At September 30, 1996, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through July 31, 1997 to exchange payments on 3.3 billion cubic feet (Bcf) of natural gas and .9 million barrels of oil. At September 30, 1996, there were $2.1 million of net unrealized and unrecognized hedging costs based on the difference between the strike price and the NYMEX futures price for the applicable trading month. In addition, there were $.2 million of net realized gains on hedging activities which were deferred and will be applied as an increase in revenues in the month of physical sale of production.

CAPITALIZED COSTS - Gas and oil prices are subject to seasonal and other fluctuations. A decline in prices from September 1996 levels or other factors, without mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against income under the full-cost accounting method cost center ceiling limitation.

SALE OF PROPERTIES - EEX has agreements to sell substantially all of its Rocky Mountain area properties for approximately $120 million. The majority of the sales, which were effective April 1, 1996, had closed by the end of September 1996. Through September 1996, sales proceeds of $96 million, less approximately $3 million in closing costs and income from the April effective date to the closing date, were received and used to reduce borrowings under the bank revolving credit agreement. The remaining sales will close in the fourth quarter of 1996. Most of these properties were acquired in the 1995 acquisition and were sold because they were not within the core area of EEX's other properties. The properties sold represented proved reserves of approximately 150 Bcf of natural gas equivalent and average daily production of approximately 45 MMcf of natural gas equivalent. In accordance with the full-cost accounting method, EEX credited the net proceeds from the sales to the carrying value of gas and oil properties.

LIQUIDITY AND FINANCIAL RESOURCES - EEX has funded its activities through cash provided from operations, borrowings from bank credit facilities and both operating and capital lease arrangements with an ENSERCH Company. EEX intends to refinance these lease arrangements prior to ENSERCH's distribution of EEX to its shareholders (see RECENT EVENTS). In October 1996, EEX executed a new five-year capital lease arrangement with a group of financial institutions for the Mississippi Canyon 441 facilities. EEX is currently negotiating a 14-year capital lease arrangement to replace the Cooper project leases. This transaction is expected to be completed in November 1996. Also, the bank credit facilities have been amended to remove the requirement of ownership by ENSERCH.

Cash Flows - Operating activities for the nine months ended September 30, 1996 provided net cash flows of $106 million, a $26 million increase from the same period last year. Income before depreciation and amortization and deferred income-tax expense for the first nine months of 1996 was $119 million, up 76% from $68 million for the same period in 1995. Changes in current operating assets and liabilities for the first nine months this year required
$.3 million but provided $21.6 million in the 1995 period.

Investing activities required net cash flows of $62 million, compared with $374 million for the similar period last year, which included a $333 million requirement for an acquisition and $114 million provided from the collection of an affiliated note receivable and retirements of property, plant and equipment, primarily representing cash received for the sale of a 40% interest in the Cooper project. The sales of the Rocky Mountain area properties provided $93 million in the 1996 period, with the proceeds used to reduce debt incurred in the 1995 acquisition. Additional proceeds of approximately
$20 million from sales of Rocky Mountain properties are expected to be received in the fourth quarter of 1996, which will also be used to reduce debt. Current year additions to property, plant and equipment were $28 million higher than in the first nine months last year. Planned property, plant and equipment additions for 1996 total some $210 million, compared with 1995 additions of $189 million.

EEX intends to utilize substantially all of its internally generated cash flows for growth of the business, supplemented by borrowings to fund temporary cash deficiencies. EEX has a $350 million five-year revolving credit agreement, $220 million of which was unused at September 30, 1996. In addition, EEX has a $50 million borrowing arrangement with ENSERCH to meet working capital needs, which was unused at September 30, 1996. This arrangement will be canceled when the merger of ENSERCH and Texas Utilities

Company (TUC) is completed (see RECENT EVENTS). EEX does not anticipate paying cash dividends in the foreseeable future.

Capital Structure - Total capitalization at September 30, 1996 was
$1.3 billion, virtually the same as year-end 1995. Common shareholders' equity at September 30, 1996 was 72% of capitalization, compared with 70% at the end of 1995. In addition, EEX is obligated under operating lease arrangements with ENSERCH companies for the facilities used on the Cooper project. In June 1996, EEX entered into an operating lease with a financial institution to finance construction of the facilities to be used in developing and producing reserves in the Green Canyon 254 project. The initial lease term extends through June 29, 2003 and may be extended for up to three successive three-year periods under such terms as the Company and lessor may agree. The Company has the option to purchase the facilities at the end of the initial lease term and has guaranteed an estimated residual value of approximately $116 million should the lease terminate. Lease payments will be deferred until commencement of production.

RECENT EVENTS - On April 15, 1996, ENSERCH announced that it had entered into a definitive agreement to enter into a business combination with TUC through a merger. As a result of this strategic action, the ENSERCH business units Lone Star Gas Company and Lone Star Pipeline Company, the local distribution and pipeline companies of ENSERCH, and other businesses will become a part of TUC. Prior to the merger, ENSERCH's approximate 83% interest in EEX, represented by approximately 105 million shares of EEX common stock, will be distributed to ENSERCH shareholders. In connection with this distribution, and prior to the merger, a special meeting of the shareholders of EEX will be held on November 15, 1996 to approve a Preliminary Plan of Merger and related transactions by which EEX will merge with a subsidiary of ENSERCH. This preliminary merger is believed necessary to enable the distribution to be tax free to ENSERCH and its shareholders.

The Plan of Merger and related transactions will be submitted for approval by ENSERCH and TUC shareholders at special meetings to be held on November 15, 1996. The Plan of Merger is also subject to a favorable ruling from the Internal Revenue Service as to the tax-free nature of the distribution of EEX shares, and a request for that ruling has been submitted. The requisite filings with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 have been made. The required filing with the Securities and Exchange Commission (SEC) under the Public Utilities Holding Companies Act of 1935 has been made. In connection with this 1935 Act filing, the Railroad Commission of Texas has advised the SEC that it has no objection to the proposed transaction and will rely on its existing authority and resources to protect the public interest and ratepayers subject to its jurisdiction, that there is no hindrance under Texas natural gas utility regulatory law to the proposed transaction and that the Commission intends to exercise its authority in accordance with applicable law. Closing of the transaction is expected to occur around year-end 1996.

The Board of Directors has taken several actions to prepare for status as a fully-independent corporation after the distribution of ENSERCH-owned shares.

On September 10, 1996, Frederick S. Addy was selected as interim Chairman and Chief Executive Officer (CEO) to replace David W. Biegler, who will remain with the ENSERCH entities merging with TUC. Mr. Addy additionally assumed the position of President on October 31, 1996 following the resignation of Gary J. Junco. Mr. Addy has served on the board of EEX since its conversion to corporate form in January 1995. He is a retired Executive Vice President, Chief Financial Officer and Director of Amoco Corporation. He previously served on the Board of Directors of ENSERCH, but resigned upon assuming this position. A firm has been retained to search for a permanent CEO. Several upper management positions have been or are being filled to solidify the independent management team. A plan for Board governance is being developed to ensure proper transitional governance as well as the most suitable Board structure and composition after the distribution. A joint committee of Directors, two each from EEX and ENSERCH, has been appointed to participate in the permanent Chairman and CEO search process and to develop the plan for Board governance.

                                   ENSERCH EXPLORATION, INC.
                             SUMMARY OF OPERATING DATA (UNAUDITED)

                                                          Three Months Ended       Nine Months Ended
                                                             September 30             September 30
                                                         --------------------     --------------------
                                                           1996        1995         1996         1995
                                                         -------     -------      -------      -------

Operating Income (Loss) (in millions) . . . . . . . .     $  9.0      $  2.9       $ 29.1       $ (1.5)
                                                          ======      ======       ======       ======
Revenues (in millions)
  Natural gas . . . . . . . . . . . . . . . . . . . .     $ 52.2      $ 46.8       $164.1       $113.8
  Oil and condensate. . . . . . . . . . . . . . . . .       27.0        17.0         70.9         37.7
  Natural gas liquids . . . . . . . . . . . . . . . .        2.8         1.4          6.5          3.1
  Other . . . . . . . . . . . . . . . . . . . . . . .        0.7         1.6          1.6          1.8
                                                          ------      ------       ------       ------
      Total . . . . . . . . . . . . . . . . . . . . .     $ 82.7      $ 66.8       $243.1       $156.4
                                                          ======      ======       ======       ======
Sales Volumes
  Natural gas (MMcf)  . . . . . . . . . . . . . . . .     25,591      29,083       76,501       63,536
  Oil and condensate (MBbls). . . . . . . . . . . . .      1,352       1,018        3,726        2,236
  Natural gas liquids (MBbls) . . . . . . . . . . . .        209         157          572          311
     Total volumes (MMcfe) (a). . . . . . . . . . . .     34,957      36,133      102,289       78,818
Average Sales Price
  Natural gas (per Mcf) . . . . . . . . . . . . . . .    $  2.04      $ 1.61       $ 2.15       $ 1.79
  Oil and condensate (per Bbl). . . . . . . . . . . .      19.92       16.72        19.02        16.86
  Natural gas liquids (per Bbl) . . . . . . . . . . .      13.52        9.08        11.32        10.03
     Total product revenue (per Mcfe) (a) . . . . . .       2.35        1.81         2.36         1.96

Cost and Expenses (per Mcfe)(a)
  Production and operating (b). . . . . . . . . . . .    $   .55      $  .36       $  .57       $  .42
  Exploration . . . . . . . . . . . . . . . . . . . .        .09         .10           09          .11
  Depreciation and amortization . . . . . . . . . . .       1.10         .97         1.04         1.03
  General, administrative and other . . . . . . . . .        .21         .19          .23          .27
  Taxes, other than income. . . . . . . . . . . . . .        .15         .15          .16          .16

Net Wells
  Drilled . . . . . . . . . . . . . . . . . . . . . .         30          14           84           53
  Productive. . . . . . . . . . . . . . . . . . . . .         22           7           64           33

(a)  Oil and natural gas liquids have been converted to Mcf equivalents (Mcfe) on the basis of one barrel equals
     6.0 Mcfe.
(b)  Excludes related production, severance and ad valorem taxes.

                                  PART II - OTHER INFORMATION



Item 1.    Legal Proceedings

               On October 1, 1996, the Texas Natural Resource Conservation Commission advised EEX that it had been named as one of several potentially responsible parties for the McBay Oil & Gas State Superfund site. This site is located near Grapeland, Texas, where a waste-oil reclamation plant existed from 1959 to 1987. This matter is currently being investigated by EEX. EEX has insufficient information at this time to determine the extent of its responsibility, if any, for the clean-up of this site.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

               (10.1) - Enserch Exploration, Inc. Non-Employee Directors' Phantom Stock Plan

               (10.2) -  Restricted Stock Agreement dated as of
                         September 10, 1996 between the Company and F.S. Addy

               (15) - Letter of Deloitte & Touche LLP dated November 12, 1996, regarding unaudited interim financial statements.


           (b)    Reports on Form 8-K

                  Current Report on Form 8-K dated July 31, 1996. (News Release dated July 31, 1996: Deep-Water Projects' Developments.)

                                          SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ENSERCH EXPLORATION, INC.
                                                       (Registrant)



Dated November 12, 1996                   By       /s/ A. E. Gallatin
                                                ----------------------------
                                                       A. E. Gallatin
                                                       Vice President




Dated November 12, 1996                   By       /s/ J. W. Pinkerton
                                                ----------------------------
                                                       J. W. Pinkerton
                                                Vice President and Controller