Form 10-K405
period 1996-12-31
ENSERCH EXPLORATION INC
filed 1997-03-21
CIK 931006

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
  (Mark One)
  [X] Annual]report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 (fee required) for the fiscal year ended December 31, 1996 or
  [_] Transition]report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 (no fee required) for the transition period
      from      to

                                   FORM 10-K

                        COMMISSION FILE NUMBER 1-11413

                               ----------------

                           ENSERCH EXPLORATION, INC.

                               ----------------

                 TEXAS                               75-2556975
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

  6688 NORTH CENTRAL EXPRESSWAY SUITE                  75206-3922
          1000 DALLAS, TEXAS                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICE)

                                (214) 692-4300
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Securities registered pursuant to section 12(b) of the Act:


    COMMON STOCK ($1.00 PAR VALUE)             NEW YORK STOCK EXCHANGE
         (TITLE OF EACH CLASS)                 (NAME OF EACH EXCHANGE
                                                ON WHICH REGISTERED)

  Securities registered pursuant to section 12(b) of the Act:

                                     NONE

  Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 19 , 1997: $200,950,134.

  Shares of the Registrant's Common Stock outstanding as of March 19, 1997:
126,172,796 shares.

  Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
                                     NONE

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                                 ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                     PART I

                                                                          PAGE
                                                                          ----
 ITEM 1.  Business......................................................    1
          General.......................................................    1
          Recent Developments...........................................    1
          ENSERCH/Texas Utilities Company Merger........................    1
          Management Changes............................................    1
          Core Areas....................................................    2
          Offshore Activities--The Cooper Project.......................    2
          Offshore Activities--The Allegheny Project....................    2
          Rocky Mountain Properties.....................................    3
          International Operations......................................    3
          Sales Information.............................................    3
          Major Customers...............................................    3
          Competition...................................................    3
          Government Regulation.........................................    3
          Environmental Matters.........................................    4
          Others Laws and Regulations...................................    5
          Employees.....................................................    5
          Offices.......................................................    5
          Forward Looking Statements--Uncertainties and Risks...........    5
 ITEM 2.  Properties....................................................    6
 ITEM 3.  Legal Proceedings.............................................    8
 ITEM 4.  Submission of Matters to a Vote of Security Holders...........    8

                                    PART II

 ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    8
 ITEM 6.  Selected Financial Data.......................................    8
 ITEM 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    8
 ITEM 8.  Financial Statements and Supplementary Data...................    8
 ITEM 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    8

                                    PART III

 ITEM 10. Directors and Executive Officers of the Registrant............    9
          Directors.....................................................    9
          Executive Officers............................................   10
 ITEM 11. Executive Compensation........................................   11
          Summary Compensation Table....................................   11
          Option Grants Table...........................................   13

                                                                           PAGE
                                                                           ----
            Aggregated Option Exercise Table............................    14
            Long-Term Incentive Plan Awards Table.......................    14
            Pension Plan Table..........................................    15
            Compensation of Directors...................................    15
            Employee Contracts, Termination of Employment and Change-in-
             Control Arrangements.......................................    16
            Board Compensation Committee Report on Executive
            Compensation................................................    17
            Performance Graph...........................................    20
            Compensation Committee Interlocks and Insider
            Participation...............................................    21
 ITEM 12.   Security Ownership of Certain Beneficial Owners and
            Management..................................................    21
            Security Ownership of Certain Beneficial Owners.............    21
            Stock Ownership of Management and Board of Directors........    22
 ITEM 13.   Certain Relationships and Related Transactions..............    22
            Section 16(a) Beneficial Ownership Reporting Compliance.....    23

                                    PART IV

 ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    23
 APPENDIX A  Financial Information......................................   A-1

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Enserch Exploration, Inc. ("EEX" or the "Company"), an 83.3% owned subsidiary of ENSERCH Corporation ("ENSERCH"), has been engaged in the exploration for and the development, production and sale of natural gas and crude oil since 1918. From 1985 through December 30, 1994, this business was conducted primarily through Enserch Exploration Partners, Ltd. ("EP"), a limited partnership in which a minority interest (less than 1% since 1989) was held by the public. At year-end 1994, pursuant to a plan for the reorganization of EP ("Reorganization"), EEX acquired, through a series of transactions, all of the operating properties of EP Operating Limited Partnership ("EPO"), EP's 99%-owned operating partnership, in exchange for shares of EEX common stock. On December 30, 1994, the Reorganization was consummated, EPO was merged into EEX, EP was liquidated and the EEX common stock held by EP was distributed to EP's limited and general partners in accordance with their partnership interests.

  EEX is one of the largest independent exploration and production companies in the United States, with a reserve base of 1,572 billion cubic feet of natural gas equivalent ("Bcfe") at January 1, 1997, as estimated by DeGolyer and MacNaughton ("D&M"), independent petroleum consultants. Approximately 77% of these reserves consist of natural gas.

RECENT DEVELOPMENTS

  ENSERCH/Texas Utilities Company Merger. In April 1996, ENSERCH announced that it had entered into a merger agreement with Dallas-based Texas Utilities Company ("ENSERCH/TUC Merger"). Under the terms of the agreement, a new holding company will acquire the businesses of ENSERCH, excluding the businesses of EEX and Lone Star Energy Plant Operations, Inc. ("LSEPO").

  Immediately prior to the consummation of the ENSERCH/TUC Merger, and as a condition thereof, EEX will be merged into LSEPO ("EEX/LSEPO Merger"), LSEPO will change its name to "Enserch Exploration, Inc." ("New EEX"), shares of EEX will automatically be converted into shares of New EEX on a one-for-one basis in a tax-free transaction, and ENSERCH will distribute to its shareholders, on a pro rata basis, all of the shares of New EEX common stock it owns ("Distribution"). LSEPO, a wholly owned subsidiary of ENSERCH, operates and maintains, under long-term contracts, a 255-megawatt ("MW") cogeneration facility located in Sweetwater, Texas, a 62-MW cogeneration facility located in Buffalo, New York, and a 160-MW cogeneration facility located in Bellingham, Washington. In the EEX/LSEPO Merger, ENSERCH will receive approximately 778,000 shares of New EEX for the value of LSEPO.

  The mergers, including the transactions contemplated by the mergers, were approved by the shareholders of EEX, ENSERCH and TUC, in separate meetings, on November 15, 1996. All regulatory approvals have been received except for approval by the Securities and Exchange Commission ("SEC") under the Public Utility Holding Company Act of 1935 where the approval process is proceeding. The Railroad Commission of Texas ("RRC") has indicated no objection to the ENSERCH/TUC Merger, and the Antitrust Division of the U.S. Department of Justice ("DOJ") has notified ENSERCH and TUC that its investigation of the proposed merger has been closed without the DOJ taking any action or requiring TUC or ENSERCH to take any action. ENSERCH has also announced receipt of a favorable tax ruling from the Internal Revenue Service to the effect that neither ENSERCH nor its shareholders will recognize taxable gain in the Distribution.

  The merger and transactions related thereto are fully described in the Company's Proxy Statement dated October 2, 1996, as filed with the SEC, which is incorporated herein by reference.

  Management Changes. On January 13, 1997, EEX named Thomas M Hamilton Chairman and President, Chief Executive Officer of the Company, David R. Henderson as Executive Vice President, Worldwide

Exploration, and B. K. Irani as Executive Vice President, Production and Engineering. Mr. Hamilton came to EEX from Pennzoil Company where he was Executive Vice President and President of Pennzoil Exploration & Production Company. He succeeded Frederick S. Addy, interim Chairman, President and Chief Executive Officer, who continues to serve as a Director of the Company. Mr. Henderson previously was Senior Vice President of worldwide exploration at Pennzoil Exploration & Production Company. Mr. Irani has previously served as Senior Vice President, Offshore and International of the Company.

  Core Areas. Mr. Hamilton has initiated a review of the Company's business with a focus on enhancing performance from the Company's core areas of activity and the development of plans for maximizing the value of non-core assets through optimization of cash flow and the disposition of low-return, high-cost properties. EEX operations will be focused on existing core areas of East Texas, the Gulf of Mexico Continental Shelf and the deep water Gulf of Mexico. EEX also intends to vigorously pursue international opportunities. The existing core areas account for more than 75% of EEX's proved reserves and approximately 50% of total production. More than 90% of the Company's total probable reserves, as estimated by D&M, are in the existing core areas. Operating costs for properties located in core areas are relatively lower than the overall cost profile for the Company. Assets in non-core areas will be traded or sold with proceeds reinvested into core areas or utilized to reduce debt.

  Offshore Activities--The Cooper Project. Production began at the Cooper Project in the Garden Banks area of the Gulf of Mexico in September 1995. Considered a deep-water project by industry standards, the floating production facility ("FPF") is moored in 2,200 feet of water on Block 388. A 24-slot subsea template rests on the ocean floor directly under the FPF. The FPF is capable of drilling and producing simultaneously and is designed to accommodate up to 40 thousand barrels ("MBbls") of oil and 120 million cubic feet ("MMcf") of gas per day. EEX is the operator and owns a 60% interest in this project. An affiliate of Mobil Corporation has a 40% interest. At year-end 1996, gross daily production at the project had reached approximately 10 MBbls of oil and condensate and 15 MMcf of natural gas per day. Additional development and exploratory drilling of identified prospects is expected during 1997 as a part of a long-term development plan for the Cooper Project.

  In late July 1996, it was announced that mechanical problems had prevented completion of the A-1 development well at the Cooper Project. EEX and its partner are evaluating alternate drilling strategies to develop the extensive proven hydrocarbon column at this location.

  The A-2 development well reached total depth of 9,835 feet encountering three pay zones in the 7,200-foot, 7,600-foot and 9,800-foot sands in January 1997. In March 1997, the well was initially completed in the 9,800-foot sand, which has a total of 116 feet of oil pay.

  The SB-3 exploratory well on Garden Banks Block 387 was also completed in March 1997. The well was drilled to a total depth of 19,000 feet and was completed in a 50-foot sand interval at a depth of 18,170 feet. Based on initial flow rates, the well is expected to initially produce at rates in the range of 20 to 25 MMcf of gas per day with associated condensate.

  Offshore Activities--The Allegheny Project. This project comprises a four-block unit in the Green Canyon area of the Gulf of Mexico and is located approximately 150 miles south of New Orleans, Louisiana, in 2,200 to 3,400 feet of water. The Allegheny Project is located in an area of the Gulf where there is a great deal of exploration and development activity. EEX is the operator and has a 40% interest in this project, an affiliate of Mobil Corporation has 40% and an affiliate of Reading & Bates Corporation has 20%.

  Prior to 1996, three wells and one sidetrack had been drilled on Green Canyon Block 254 with gross proved reserves equivalent to approximately 72 million barrels ("MMBbls") of oil attributed by D&M. During 1996, a well was drilled on Block 298, bottoming on Block 297, reaching a total depth of 16,500 feet (measured depth), encountering 350 gross feet of pay (measured depth). Although the well extended the field 3,000 feet to the south, subsequent interpretation of the data revealed thinning of some previously mapped reservoirs which, coupled with the newly discovered sands, resulted in a 20 MMBbl downward revision of reserves to 52 MMBbl gross proved reserves.

  In 1996, EEX and its partners began to identify alternative development scenarios for the Allegheny Project. A joint project team was formed to evaluate alternatives that are currently available for the design and construction of production facilities. The project team will also design and implement a development plan to optimize production from this project. The additional engineering study and design will delay the project from its previously planned early 1999 start-up. However, the design changes should favorably impact the project's economics.

  Rocky Mountain Properties. During 1996, EEX sold substantially all of its Rocky Mountain area properties, which were in six states, aggregated over 250,000 net acres and had proved reserves of 148 Bcfe at January 1, 1996. These properties were mostly acquired as part of the acquisition of DALEN Corporation ("DALEN") in 1995 and were not considered a core area for EEX.

  International Operations. In the Mudi field on the island of Java in Indonesia, where EEX owns a 25% working interest, a development plan was approved in 1996. Five wells have been drilled and are expected to be completed in this field, and a stepout delineation well is being drilled. Production is expected to commence in late 1997 or early 1998 initially at an estimated 20 MBbls of oil per day. Gross reserves are estimated to be40 MMBbls of oil and condensate.

SALES INFORMATION

  Sales data are set forth under "Operating Data" included in Appendix A to this report.

MAJOR CUSTOMERS

  EEX sells its gas under both long- and short-term contracts. EEX markets most of its gas through third-party gas marketing organizations while maintaining a core staff to ensure market prices are received. In 1996, Enserch Energy Services, Inc. ("EES"), the ENSERCH natural-gas marketing subsidiary, was EEX's largest gas customer, purchasing gas under two long-term variable-price contracts which terminated December 31, 1996. A division of ENSERCH, Lone Star Gas Company ("LSG"), purchases gas under a long-term fixed-price service contract which ends in March 1997. In 1996, approximately 34% and 6% of EEX's natural gas volumes were sold to EES and LSG, respectively. The termination of these contracts will not have a material adverse effect on EEX's results of operations.

  EEX sells its oil under contracts that are for one year or less. Prices generally are based upon field posted prices plus negotiated bonuses.

  EEX utilizes futures contracts, commodity price swaps and other financial instruments to reduce exposure of its gas and oil production to price volatility. See "Financial Review--Gas and Oil Market Volatility" and Note 10 of the Notes to Consolidated Financial Statements included in Appendix A for additional information on hedging activities.

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

  The RRC regulates the production of natural gas and oil by EEX in Texas. Similar regulations are in effect in all states in which EEX explores for and produces natural gas and oil. These regulations generally require permits for the drilling of gas and oil wells and regulate the spacing of the wells, the prevention of waste, the rate of production and the prevention and cleanup of pollution and other materials.

  Environmental Matters. Gas and oil operations are subject to extensive federal, state and local laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund Law," and similar state statutes and, with respect to federal leases, to interruption or termination by governmental authorities on account of environmental and other considerations. Regulations of the Department of the Interior currently impose absolute liability upon the lessee under a federal lease for the costs to clean-up pollution resulting from a lessee's operations, and such lessee may also be subject to possible legal liability for pollution damages. EEX maintains insurance against costs of clean-up operations, but is not fully insured against all such risks. A serious incident of pollution may result in the Department of the Interior requiring lessees under federal leases to suspend or cease operation in the affected area. With respect to any EEX operations conducted on offshore federal leases, liability may generally be imposed under the Outer Continental Shelf Lands Act for costs of clean-up and damages caused by pollution resulting from such operations, other than damages caused by acts of war or the negligence of third parties.

  The Oil Pollution Act of 1990 and regulations thereunder impose a variety of regulations on "responsible parties" (which includes owners and operators of offshore facilities) related to the prevention of oil spills and liability for damages resulting from such spills in the United States waters. In addition, it imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill.

  The operations of EEX are also subject to the Clean Water Act and the Clean Air Act, as amended, and comparable state statutes. The EPA is currently implementing regulations pursuant to the Clean Air Act, and the states are also implementing programs. EEX may be required to incur certain capital expenditures over the next five to ten years for air-pollution control equipment.

  EEX's onshore operations are subject to numerous United States federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment, including CERCLA. These regulations, among other things, impose absolute liability on the lessee under a lease for the cost of clean-up of pollution resulting from a lessee's operations, subject the lessee to liability for pollution damages, may require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the remediation and clean-up costs and for damages to natural resources. EEX has been named as a potentially responsible party at a Texas State Superfund site. However, EEX does not believe that any liabilities in connection with such matters will have a material adverse effect on its business or results of operations.

  For offshore operations, lessees must obtain the approval of the Mineral Management Service ("MMS"), a federal agency, and various other federal and state agencies' approval for exploration, development and production plans prior to the commencement of such operations. Similarly, the MMS has promulgated other regulations governing the plugging and abandoning of wells located offshore and the removal of all production facilities. Under certain circumstances, including but not limited to, conditions deemed to be a threat or harm to the environment, the MMS may also require any EEX operation on federal leases to be suspended or terminated in the affected area.

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

EMPLOYEES

  At January 1, 1997, EEX had 528 full-time employees.

OFFICES

  The principal offices of EEX are located at 6688 North Central Expressway, Suite 1000, Dallas, Texas 75206-3922, and its telephone number is (214)692-4300.

  Production offices are maintained in Dallas, Houston, Athens, and Bridgeport, Texas.

FORWARD LOOKING STATEMENTS--UNCERTAINTIES AND RISKS

  Written statements throughout this report on Form 10-K relating to EEX management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that EEX's actual results could differ materially from those projected in such forward-looking statements. Information concerning some of the factors that could cause actual results to differ materially from those in the forward-looking statements are described below.

  Estimating Reserves and Future Net Cash Flows. Uncertainties are inherent in estimating quantities and values of reserves and in projecting rates of production, net revenues and the timing of development expenditures. The reserve data represent estimates only of the recovery of hydrocarbons from underground accumulations and are often different from the quantities ultimately recovered. Any downward adjustment in reserve estimates could adversely affect EEX.

  Operational Risks and Hazards. EEX's operations are subject to the risks and uncertainties associated with finding, acquiring and developing gas and oil properties, and producing, transporting and selling gas and oil. Operations may be materially curtailed, delayed or canceled as a result of numerous factors, such as accidents, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Drilling may involve unprofitable efforts, not only with respect to dry wells, but also with respect to wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Various field operating hazards such as fires, explosions, blow-outs, equipment failures, abnormally pressured formations and environmental accidents may adversely affect production from successful wells. EEX's ability to sell its gas and oil production is dependent on the availability and capacity of gathering systems, pipelines and other forms of transportation.

  Offshore Risks. EEX's offshore Gulf of Mexico gas and oil reserves include properties located in water depths of 20 to 3,400 feet where operations are by their nature more difficult than drilling operations conducted on land. Deep water drilling and operations require the application of more advanced technologies, involving a higher risk of mechanical failure and inevitably resulting in significantly higher drilling and operating costs. Furthermore, offshore operations require a significant amount of time between the time of discovery and the time the gas or oil is actually marketed, increasing the market risk involved with such operations.

  Volatility of Gas and Oil Markets. EEX's operations are highly dependent upon the prices of, and demand for, gas and oil. These prices have been, and are likely to continue to be, volatile. Prices are subject to fluctuations in response to a variety of factors that are beyond the control of EEX, such as worldwide economic and political conditions as they affect actions of OPEC and Middle East and other producing countries, and the price and availability of alternative fuels, EEX's hedging activities with respect to some of its projected gas and oil production, which are designed to protect against price declines, may prevent EEX from realizing the benefits of price increases above the levels of the hedges and protect it from incurring the detriments of price decreases below the level of hedges. Because EEX's reserve base is approximately 80% natural gas on an energy equivalent basis, it is more sensitive to fluctuations in the price of natural gas. EEX follows the full cost method of accounting for gas and oil properties. A decline in gas and oil prices could cause a future write-down of capitalized costs and a non-cash charge against income. See "Financial Review--Capitalized Costs."

  Government Regulation. EEX's business is subject to certain federal, state and local laws and regulations relating to the drilling for the production of gas and oil, as well as environmental and safety matters. See "Business -- Government Regulation."

ITEM 2. PROPERTIES

  EEX's domestic activities were focused in four regions in 1996: the Gulf of Mexico; East Texas; Mid-Continent and other; and the Gulf Coast Region of Texas, Louisiana, Mississippi and Alabama. The following table sets forth estimated net proved reserves of EEX by region, as estimated by D&M, at January 1, 1997:

                                                                  OIL
                                                        NATURAL AND GAS
                                                          GAS   LIQUIDS   TOTAL
                          REGION                        (BCF)*  (MMBBLS)  BCFE
                          ------                        ------- -------- -------
   Gulf of Mexico......................................   126.5   28.0     294.7
   East Texas..........................................   845.1    7.5     890.1
   Mid-Continent and other.............................   102.8   13.7     184.9
   Gulf Coast..........................................   141.2    4.0     165.2
                                                        -------   ----   -------
       Total Domestic.................................. 1,215.6   53.2   1,534.9
   International.......................................     0.6    6.0      36.6
                                                        -------   ----   -------
       Total........................................... 1,216.2   59.2   1,571.5
                                                        =======   ====   =======

  --------
  *Billion cubic feet.

  See Note 15 of the Notes to Consolidated Financial Statements included in Appendix A to this report for additional information on gas and oil reserves.

  During 1996, EEX filed Form EIA-23 with the Department of Energy reflecting reserve estimates for the year 1995. Such reserve estimates were not materially different from the 1995 reserve estimates reported in Note 15 of the Notes to Consolidated Financial Statements included in Appendix A to this report.

  Developed and undeveloped lease acreage as of December 31, 1996, are set forth below:

                                             DEVELOPED ACRES  UNDEVELOPED ACRES
                                             --------------- -------------------
                                              GROSS  NET (1)   GROSS    NET (1)
                                             ------- ------- --------- ---------
   Domestic
     Offshore............................... 189,310  60,609   853,105   426,462
     Onshore................................ 471,368 289,968 1,056,035   654,701
                                             ------- ------- --------- ---------
       Total................................ 660,678 350,577 1,909,140 1,081,163
   International............................                 2,489,567   618,637
                                             ------- ------- --------- ---------
       Total................................ 660,678 350,577 4,398,707 1,699,800
                                             ======= ======= ========= =========

  --------
  (1) Represents the proportionate interest of EEX in the gross acres under lease.

  EEX purchased about 252,000 net acres of leasehold interests in 1996, 99,000 of which were in the Gulf of Mexico. EEX's Gulf of Mexico holdings totaled some 487,000 net acres, with an average working interest of 43% in 234 blocks and an overriding royalty interest in 9 blocks. EEX operates 148 offshore blocks. EEX also canceled or allowed to expire two Gulf of Mexico leases during 1996 following review of drilling activity on or near these areas and after analysis of geophysical and geological findings.

  EEX plans further drilling on undeveloped acreage but at this time cannot specify the extent of the drilling or predict how successful it will be in establishing commercial reserves sufficient to justify retention of the acreage. The primary terms under which the undeveloped acreage can be retained by the payment of delay rentals without the establishment of gas and oil reserves expire as follows:

                                                 UNDEVELOPED ACRES EXPIRING
                                             -----------------------------------
                                                 DOMESTIC        INTERNATIONAL
                                             ----------------- -----------------
                                               GROSS     NET     GROSS     NET
                                             --------- ------- --------- -------
   1997.....................................   551,741 312,456   730,242 182,560
   1998.....................................   353,191 200,015   182,560  45,640
   1999 and later........................... 1,004,208 568,692 1,576,765 390,437

  Drilling rights with regard to a portion of the undeveloped acreage may be allowed to expire before the expiration of primary terms specified in this schedule by non-payment of delay rentals.

  At December 31, 1996, EEX owned interests in 1,670 gas wells (1,121.1 net) and 1,801 oil wells (422 net) in the United States and 5 oil wells (1 net) in Indonesia. Of these, 226 gas wells (166.4 net) and 43 oil wells (34.9 net) were dual completions in single boreholes.

  Drilling activity during the three years ended December 31, 1996, including the activities of DALEN for all periods shown, is set forth below:

                                                   1996       1995       1994
                                                ---------- ---------- ----------
                                                GROSS NET  GROSS NET  GROSS NET
                                                ----- ---- ----- ---- ----- ----
   Exploratory Wells:
     Productive................................   42  30.0   38  24.6   21  13.8
     Dry.......................................   32  20.7   47  26.8   56  30.5
                                                 ---  ----  ---  ----  ---  ----
       Total...................................   74  50.7   85  51.4   77  44.3
                                                 ===  ====  ===  ====  ===  ====
   Development Wells:
     Productive................................   82  54.3   41  26.4   90  63.0
     Dry.......................................    5   4.0    6   3.5   15   7.5
                                                 ---  ----  ---  ----  ---  ----
       Total...................................   87  58.3   47  29.9  105  70.5
                                                 ===  ====  ===  ====  ===  ====

Note:
   Productive wells are either producing wells or wells capable of commercial production, although currently shut-in. The term "gross" refers to the wells in which a working interest is owned, and the term "net" refers to gross wells multiplied by the percentage of EEX's working interest owned therein.

  At December 31, 1996, EEX was participating in 71 wells (34 net), which were either being drilled or in some stage of completion.

  The number of wells drilled is not a significant measure or indicator of the relative success or value of a drilling program because the significance of the reserves and economic potential may vary widely for each project. It is also important to recognize that reported completions may not necessarily correspond to capital expenditures, since SEC guidelines do not allow a well to be reported as complete until it is ready for production. In the case of offshore wells, this may be several years following initial drilling because of the timing of construction of platforms, pipelines and other necessary facilities.

  Additional information relating to the gas and oil activities of EEX is set forth in Note 15 of the Notes to Consolidated Financial Statements included in Appendix A to this report.

  Planned capital expenditures for 1997 are expected to range from $175 million to $200 million.

  EEX leases approximately 205,000 square feet of office space for its offices in Dallas, Texas, under leases expiring in December 1998 and August 2002.

ITEM 3. LEGAL PROCEEDINGS

  EEX is a party to lawsuits arising in the ordinary course of its business. EEX believes, based on its current knowledge and the advice of counsel, that all lawsuits and claims would not have a material adverse effect on its financial condition. Additional information required hereunder is set forth in
Note 14 of the Notes to Consolidated Financial Statements included in Appendix A to this report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

  Directors are elected to hold office until the next annual election and until their successors shall have been duly elected and shall qualify. The following biographical information sets forth the name, age, principal occupation or employment during the past five years, certain other directorships held by each director, and the period during which he has served as a director of the Company.

THOMAS M HAMILTON
Chairman and President, Chief Executive Officer of Enserch Exploration, Inc.

  Mr. Hamilton, age 53, was elected Chairman and President, Chief Executive Officer in January 1997. Previously Mr. Hamilton served Pennzoil Company for five years where he was Executive Vice President, and President of Pennzoil Exploration & Production Company. Pennzoil is engaged in exploration and production, refining, marketing and franchise business.

D. W. BIEGLER
Chairman and President, Chief Executive Officer, ENSERCH Corporation

  Mr. Biegler, age 50, is Chairman and President, Chief Executive Officer of ENSERCH Corporation. Prior to his election to his present position with ENSERCH in 1993, he served LSG, the utility division of ENSERCH, as President from 1985 and as Chairman from 1989 and was elected President and Chief Operating Officer of ENSERCH in 1991. He previously served as Chairman and Chief Executive Officer of the managing general partner of EP from 1992 until its conversion into the Company beginning in 1995. He served as Chairman and Chief Executive Officer of the Company from its formation in September of 1994 until June 20, 1995, and was re-elected to such position as of February 1, 1996, which he held until September 1996. Mr. Biegler is a Director of ENSERCH, Texas Commerce Bank National Association, and Trinity Industries, Inc. He has been a Director of the Company since its formation in late 1994.

FREDERICK S. ADDY
Retired Executive Vice President, Amoco Corporation

  Mr. Addy, age 65, is retired Executive Vice President, Chief Financial Officer, and Director of Amoco Corporation, an international integrated oil and gas company. Mr. Addy has been a Director of the Company since 1995. He also served the Company as interim Chairman and Chief Executive Officer from September 10, 1996, to January 13, 1997, and as President from October 30, 1996, to January 13, 1997. He is a Director of Baker, Fentress & Company and The Pierpont Funds.

B. A. BRIDGEWATER, JR.
Chairman, President and Chief Executive Officer, Brown Group, Inc.

  Mr. Bridgewater, age 63, is Chairman, President and Chief Executive Officer, and Director of Brown Group, Inc., a footwear company. Mr. Bridgewater has been a Director of the Company since 1995. He is also a Director of ENSERCH, NationsBank Corporation, FMC Corporation, and McDonnell Douglas Corporation.

MICHAEL P. MALLARDI
Retired Senior Vice President, Capital Cities/ABC, Inc., and Retired President of the Capital Cities/ABC Broadcast Group.

  Mr. Mallardi, age 62, is retired Senior Vice President, Capital Cities/ABC, Inc., and retired President of Capital Cities/ABC Broadcast Group, which are part of the Walt Disney Company. Mr. Mallardi has been a Director since October 1996. Mr. Mallardi is also the trustee of 18 mutual funds operated by J.P. Morgan and Chairman of the Tri-State Health System, Inc.

WILLIAM C. MCCORD
Retired Chairman and Chief Executive Officer, ENSERCH Corporation

  Mr. McCord, age 68, is retired Chairman and Chief Executive Officer of ENSERCH. He has been a Director of the Company since September 10, 1996. He is also a Director of ENSERCH, Lone Star Technologies, Inc. and Pool Energy Services, Inc.

EXECUTIVE OFFICERS

            NAME             AGE                      TITLE
            ----             ---                      -----
T. M Hamilton...............  53 Chairman and President, Chief Executive Officer
D. R. Henderson.............  45 Executive Vice President, Worldwide Exploration
B. K. Irani.................  45 Executive Vice President, Production and
                                 Engineering
M. G. Fortado...............  52 Senior Vice President, General Counsel and
                                 Corporate Secretary
J. P. McCormick.............  55 Senior Vice President and Chief Financial
                                 Officer
M. A. McAdams...............  52 Senior Vice President, Human Resources and
                                 Administration

  Mr. Hamilton was elected Chairman and President, Chief Executive Officer in January 1997. Previously, Mr. Hamilton served Pennzoil Company for five years where he was Executive Vice President, and President of Pennzoil Exploration & Production Company.

  Mr. Henderson was elected Executive Vice President, Worldwide Exploration in January 1997. Previously he held the position of Senior Vice President of Worldwide Exploration at Pennzoil Exploration & Production Company.

  Mr. Irani has been Executive Vice President, Production and Engineering since January 1997. He previously was Senior Vice President, Production and Engineering Division since 1995 and Vice President, Production and Engineering Division from 1994 to 1995. He also served as Vice President, Production and Engineering, of EEH* since 1988.

  Mr. Fortado has been Vice President and Corporate Secretary of EEX since its formation in September 1994 and was designated Senior Vice President, General Counsel and Chief Legal Officer in September 1996. He is also Vice President and Corporate Secretary of ENSERCH, having served as Corporate Secretary since September 1971 and Vice President since May 1988.

  Mr. McCormick has been a Senior Vice President and Chief Financial Officer since 1995. He served LSG, a division of ENSERCH, as Senior Vice President, Transmission from 1993 to 1995 and as Senior Vice President, Finance from 1991 to 1993. Prior to joining LSG, he practiced public accounting for 26 years and was a partner of KPMG Peat Marwick and KMG Main Hurdman and served in management positions in each firm.

  Mr. McAdams has been Senior Vice President, Human Resources and
Administration since July 1996. He was Vice President, Employee Relations of LSG from July 1990 to July 1996.

  There are no family relationships between any of the above officers. All officers of the Company are elected annually by the Board of Directors. Officers may be removed by the Board of Directors whenever, in its judgment, the best interest of the Company will be served thereby.

--------
 * Enserch Exploration Holdings, Inc. ("EEH") was the Managing General Partner of EP.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The table below sets forth annual compensation, long-term compensation and all other compensation paid by the Company and its subsidiaries for services rendered during the periods shown for each individual serving as the chief executive officer in 1996, each of the other most highly compensated executive officers in 1996 who were serving at the end of the year whose total salary and bonus exceeded $100,000 and two additional persons who were executive officers during, but not at the end of, 1996 (the "named executive officers"). The information presented does not include periods prior to 1995 since the Company's predecessor, a limited partnership, did not have employees and no compensation was paid to any of the named executive officers by the Company prior to January 1, 1995.

                          SUMMARY COMPENSATION TABLE

                                                                   LONG-TERM COMPENSATION
                                                              ---------------------------------------
                                                                      AWARDS                 PAYOUTS
                                                              ----------------------------  ---------
                                                    OTHER
                                                   ANNUAL     RESTRICTED       SECURITIES   LONG-TERM      ALL OTHER
                           ANNUAL COMPENSATION     COMPEN-      STOCK          UNDERLYING   INCENTIVE       COMPEN-
NAME AND                  ------------------------ SATION       AWARDS        OPTIONS/SARS   PAYOUTS        SATION
PRINCIPAL POSITION(1)     YEAR SALARY($)    BONUS    ($)        ($)(5)            (#)          ($)          ($)(10)
---------------------     ---- ---------   ------- -------    ----------      ------------  ---------      ---------
F.S. Addy...............  1996        0          0  25,275(3)   92,500            2,092(3)         0               0
 Chairman and President,  1995        0          0       0           0                0            0               0
 Chief Executive Officer
B.K. Irani..............  1996  210,000    100,000       0            (6)       105,000            0           4,950
 Executive Vice           1995  191,042     81,755       0           0           10,000            0           3,125
 President, Production
 and Engineering
J.P. McCormick..........  1996  211,042     60,000       0            (6)        70,000            0           3,110
 Senior Vice President    1995  113,750     57,642       0           0                0            0           1,125
 and Chief Financial
 Officer
G.J. Junco..............  1996  280,833          0       0     183,750(7)       150,000(8)   338,261(9)    2,031,042
 President and Chief      1995  300,000    163,125       0            (6)        25,000            0           3,125
 Operating Officer
R.L. Kincheloe..........  1996  175,692          0 351,776(4)        0            5,000            0         364,600
 Senior Vice President,   1995  240,000        900       0           0            4,000            0          33,365
 Offshore and
 International
D.W. Biegler............  1996  100,000(2)       0       0     173,653(2)(7)     20,000      161,895(2)(9)     4,340(2)
 Chairman and Chief       1995        0          0       0            (6)        15,000            0               0
 Executive Officer
J.T. Williams...........  1996   34,848          0       0        0   (6)             0            0       4,497,920
 Vice Chairman and Chief  1995  227,323    124,564       0                       35,000            0          72,759
 Executive Officer

--------
 (1) D.W. Biegler's principal employment is Chairman and Chief Executive Officer of ENSERCH. He served as Chairman and Chief Executive Officer of the Company from September 1994 through June 20, 1995, when J. T. Williams was elected as Vice Chairman and Chief Executive Officer effective June 20, 1995. Mr. Williams resigned as Vice Chairman and Chief Executive Officer of the Company effective February 1, 1996, and D. W. Biegler was re-elected Chief Executive Officer effective February 1, 1996. Mr. Biegler resigned as Chairman and Chief Executive Officer on September 10, 1996, and F. S. Addy was elected interim Chairman and Chief Executive Officer on September 10, 1996, and President on October 30, 1996. Mr. Junco resigned as President and Chief Operating Officer on October 30, 1996. Mr. Addy ended his term as interim Chairman and President, Chief Executive Officer, on January 13, 1997, and Mr. Thomas M Hamilton was elected Chairman and President, Chief Executive Officer, on January 13, 1997. Mr. Kincheloe retired on August 31, 1996.

 (2) Beginning in 1996, a portion of the aggregate compensation paid by ENSERCH Corporation to Mr. Biegler was allocated to the Company. The allocated charges, which were related to the services of Mr. Biegler as the Company's Chairman and Chief Executive Officer, included: base salary--$100,000; accrued charges resulting from acceleration of vesting of restricted stock caused by change-in-control provisions--$283,545 for ENSERCH restricted stock issued under the ENSERCH Corporation 1991 Stock Incentive Plan ("1991 Plan") and $52,003 for the Company's restricted stock issued under the Company's Revised and Amended 1996 Stock Incentive Plan ("1996 Plan"); and accruals resulting from acceleration of vesting caused by change-in-control provisions for deferred compensation payable on retirement, death or disability pursuant to a special supplementary compensation plan--$4,340.
 (3) Includes $25,275 in directors' fees paid, and 2,092 Phantom Stock Units awarded under the Phantom Stock Plan for non-employee Directors, for services rendered by Mr. Addy as a Director prior to his election as the interim Chairman and Chief Executive Officer on September 10, 1996.
 (4) Includes $351,776 which was reimbursed for payment of taxes paid in connection with the purchase of an annuity to fund retirement benefits under the Income Restoration Plan.
 (5) As of December 31, 1996, F. S. Addy held 10,000 shares of restricted stock having an aggregate value at December 31, 1996, of $117,500 which were issued pursuant to an agreement relating to his service as interim Chairman and President, Chief Executive Officer, of the Company. At December 31, 1996, the number and value of the aggregate restricted stock holdings under the 1996 Plan for named executive officers with performance-based stock were as follows: B.K. Irani: 20,000 shares, $235,000; and J. P. McCormick: 15,000 shares, $176,250. Dividends are payable on restricted shares at the same rate as would be paid to all shareholders.
 (6) Performance-based restricted stock awards to named executive officers under the 1996 Plan are subject to performance-based criteria. Performance-based restricted stock awards in 1996 to the named executive officers that were not subject to accelerated vesting by change-in-control provisions are reported under the "Long-Term Incentive Plan Awards" table, and reference is made to such table for information on the number of restricted shares awarded in 1996.
 (7) Awards of restricted stock in 1996 to Mr. Junco under the 1996 Plan and to Mr. Biegler under the 1991 Plan ($139,200) and 1996 Plan ($34,453) on which restrictions were lifted under change-in-control provisions. Excludes award in 1996 of 25,000 shares of restricted stock which was relinquished by Mr. Junco at severance of employment.
 (8) Relinquished by Mr. Junco at severance of employment.
 (9) Accrued charges resulting from acceleration of vesting caused by change-in-control provisions for awards made prior to 1996--for Mr. Junco, $200,448 for ENSERCH restricted stock under the 1991 Plan and payout of $137,813 for Company restricted stock under the 1996 Plan; and for Mr. Biegler, $144,345 for ENSERCH restricted stock under the 1991 Plan and $17,550 for Company restricted stock under the 1996 Plan. Values are based on the market value of the stock on the date the restrictions were lifted.
(10) Includes Company matching contributions to the Employee Stock Purchase and Savings Plan and Deferred Compensation Plan, respectively, as follows: B.K. Irani--$750, $4,200; J.P. McCormick--$675, $2,435; G.J.
     Junco--$625, $5,417; R.L. Kincheloe--$600, $4,800; and J.T. Williams--
     $75, $600. Also includes $4,497,245 paid to Mr. Williams in connection with his severance of employment, $2,025,000 paid to Mr. Junco in connection with his severance of employment and for Mr. Kincheloe $226,000 being paid in connection with his retirement and $133,200 accrued for deferred compensation pursuant to a Special Supplemental Compensation Plan.

OPTION GRANTS TABLE

  The table below shows, for each of the named executive officers, certain information with respect to options granted in 1996 under the 1996 Plan.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                      NUMBER OF   PERCENTAGE OF
                     SECURITIES       TOTAL
                     UNDERLYING   OPTIONS/SAR'S EXERCISE
                    OPTIONS/SAR'S  GRANTED TO     PRICE              GRANT DATE
                       GRANTED    EMPLOYEES IN  PER SHARE EXPIRATION  PRESENT
       NAME            (#)(1)      FISCAL YEAR  ($/SH)(2)    DATE     VALUE(3)
       ----         ------------- ------------- --------- ---------- ----------
F. S. Addy.........      2,092(4)      (4)       $9.56       (4)      $    --
B. K. Irani........     30,000         1.3%       9.75     02/16/06    175,652
                        75,000         3.2%       9.1875   09/10/06    432,016
J. P. McCormick....     20,000          .9%       9.75     02/16/06    117,101
                        50,000         2.1%       9.1875   09/10/06    288,010
G. J. Junco........     50,000         2.1%       9.75       (5)        (5)
                       100,000         4.3%       9.1875     (5)        (5)
R. L. Kincheloe....      5,000          .2%       9.75     02/16/06     29,275
D. W. Biegler......     20,000          .9%       9.75     02/16/06    117,101
J. T. Williams.....          0         --            --         --         --

--------
(1) Options are exercisable in stages of 25% on the first through the fourth anniversaries of the grant. Options become fully vested in the event of a change in control as defined in the plan.
(2) Fair market value on the date of grant.
(3) Represents the hypothetical present value of the option determined using Black-Scholes Option Valuation Method based upon the terms of the option grant and the Company's stock price as of the date of the grant. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised and there is no assurance that the value ultimately realized will be at or near the value estimated by the Black-Scholes Option Valuation Method. The assumptions used to arrive at the values shown are as follows: Risk Free Interest Rate of 5.99% for February 16, 1996, awards and 7.09% for September 10, 1996, awards, based on the ten-year Treasury bond rate on the date of the grant, Stock Price Volatility of 37.0% based on the historical return volatility using weekly stock prices over the prior three years, no dividend yield.
(4) Reflects Phantom Stock Units granted under the Phantom Stock Plan for non-employee Directors. For a discussion of the Phantom Stock Plan, see "Compensation of Directors."
(5) The options granted in 1996 were relinquished at Mr. Junco's severance on October 30, 1996.

AGGREGATED OPTION EXERCISE TABLE

  The table below shows, for each of the named executive officers, the information specified with respect to exercised, exercisable and unexercisable options under all existing stock option plans.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED         IN-THE-MONEY
                                                     OPTIONS AT                OPTIONS AT
                           SHARES                 DECEMBER 31, 1996         DECEMBER 31, 1996
                          ACQUIRED    VALUE              (#)                       ($)
                         ON EXERCISE REALIZED ------------------------- -------------------------
                             (#)       ($)    EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
                         ----------- -------- ----------- ------------- ----------- -------------
F. S. Addy..............       0         0           0            0       $     0     $      0
B. K. Irani.............       0         0      40,000       75,000        80,000      192,188
J. P. McCormick.........       0         0      20,000       50,000        40,000      128,125
G. J. Junco(1)..........       0         0           0            0             0            0
R. L. Kincheloe.........       0         0       9,000            0        18,000            0
D. W. Biegler...........       0         0      35,000            0        70,000            0
J. T. Williams..........       0         0      35,000            0             0            0

--------
(1) Relinquished all options on severance of employment.

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

  The table below shows for each of the named executive officers, certain information with respect to awards of performance-based restricted stock made pursuant to the 1996 Plan.

             LONG-TERM INCENTIVE PLANS--AWARD IN LAST FISCAL YEAR

                                                         ESTIMATED FUTURE PAYOUTS UNDER
                                                         NON-STOCK PRICE BASED PLANS(1)
                                     PERFORMANCE PERIOD ---------------------------------
                         NUMBER OF    UNTIL MATURATION  THRESHOLD(2) TARGET(2) MAXIMUM(2)
    NAME                  SHARES        OR PAYOUT(3)        (#)         (#)       (#)
    ----                 ---------   ------------------ ------------ --------- ----------
F. S. Addy..............       0             -                 0           0          0
B. K. Irani.............  20,000     10/01/96-09/30/99     1,000      20,000     20,000
J. P. McCormick.........  15,000     10/01/96-09/30/99       750      15,000     15,000
G. J. Junco.............  20,000(4)  01/10/96-12/31/98     1,000      20,000     20,000
                          25,000(5)  01/01/96-09/30/99     1,250      25,000     25,000
R. L. Kincheloe.........       0             -                 0           0          0
D. W. Biegler...........  15,000(4)  01/01/96-12/31/98       750      15,000     15,000
J. T. Williams..........       0             -                 0           0          0

--------
(1) Performance-based restricted shares have been awarded and will be earned at the end of a three-year performance period based upon the three year total shareholder return of the Company compared to the weighted average of the total shareholder return of the Dow Jones Oil-Secondary Index. Regular cash dividends, if any, would be paid on the restricted shares prior to vesting at the same rate as paid to all shareholders. All restrictions are lifted in the event of a change in control and are subject to allocation in the event of retirement, disability or death during the performance period.
(2) All shares are earned if at the end of the performance term the Company's total shareholder return is at or above 110% of the weighted average of the peer group. For each percentage point that the Company's total shareholder return is below 110% of the weighted average of the peer group but above 100%, 2.5% of the shares will be forfeited and for each percentage point below 100%, 5% of the shares will be forfeited with no shares earned below 85%.

(3) Shares earned at the end of the three-year performance period will remain restricted, subject to continued employment for two additional years.
(4) Approval by the Company's Board of Directors of the EEX/LSEPO Merger constituted a change in control as defined in the 1996 Plan. As a result, the forfeiture provisions with respect to these shares lapsed upon such approval.
(5) This restricted stock award was relinquished at the time of Mr. Junco's severance of employment.

PENSION PLAN TABLE

  Employees of the Company participate in The Retirement and Death Benefit Program of ENSERCH Corporation and Participating Subsidiary Companies (the "Program") and the ENSERCH Income Restoration Plan (the "Restoration Plan"). The table below illustrates the amount of annual compensation benefit payable on a normal retirement basis beginning at normal retirement age to a person in specified average salary and years-of-service classifications under the Program, the Restoration Plan, and any annuities previously purchased in satisfaction of pension obligations.

                              PENSION PLAN TABLE

                                        YEARS OF SERVICE
                 --------------------------------------------------------------
REMUNERATION(1)     15       20       25       30       35       40       45
---------------  -------- -------- -------- -------- -------- -------- --------
   $275,000      $ 69,085 $ 92,114 $115,142 $138,170 $161,199 $168,074 $174,949
    350,000        88,773  118,364  147,955  177,545  207,136  215,886  224,636
    425,000       108,460  144,614  180,767  216,920  253,074  263,699  274,324
    500,000       128,148  170,864  213,580  256,295  299,011  311,511  324,011
    575,000       147,835  197,114  246,392  295,670  344,949  359,324  373,699
    650,000       167,523  223,364  279,205  335,045  390,886  407,136  423,386
    725,000       187,210  249,614  312,017  374,420  436,824  454,949  473,074
    800,000       206,898  275,864  344,830  413,795  482,761  502,761  522,761

--------
(1) Highest average covered compensation over any consecutive five-year period.

  Covered compensation under the Program includes base wages and annual-performance based bonuses. The credited years of service under the Program, as of February 28, 1997, for Messrs. Junco, Irani, Kincheloe, McCormick and Williams are 19.7, 22.1, 38.1, 5.6 and 0.6 years, respectively, and the highest average covered compensation during any consecutive five-year period for each of them is $357,698, $201,096, $240,984, $214,838 and $620,000, respectively. In 1996, the Company did not make any contribution or incur any charge regarding the retirement of Mr. Biegler. Mr. Addy waived participation in the retirement plan. The normal retirement benefit is in the form of a benefit guaranteed for ten years and life thereafter and is not subject to any deduction for Social Security or other offset amounts.

COMPENSATION OF DIRECTORS

  Directors are compensated by an annual retainer fee of $25,000 plus $1,250 for each board or committee meeting attended. In addition, a $2,500 per annum fee is paid for services on a Board Committee, with an additional $1,000 per annum paid to the Chairman of a Board Committee. Directors who are also officers of the Company do not receive fees.

  In 1996, the Company adopted a Phantom Stock Plan ("Director Plan") for non-employee directors. The purpose of the Director Plan is to align the economic interests of the Company's directors with those of shareholders by linking part of the compensation of directors to increases in the value of the Company and to provide a financial incentive that will help attract and retain directors of outstanding competence. Phantom stock units were awarded to each non-employee director (which by the terms of the Plan also included Mr. Addy during his service as Interim Chairman and President, Chief Executive Officer of the Company) except

D. W. Biegler, who was serving at the time the Director Plan first became effective. Awards are also made to non-employee directors at the time they are first elected to the Board of Directors, and thereafter to each non-employee director elected to the Board at the Company's annual meeting of shareholders. Each award consists of phantom stock units ("Units"), the number of which is determined by dividing $20,000 by the value of the Company's common stock on the date of the grant. A Unit account, which is maintained for each director, is adjusted to reflect changes in corporate capitalization, a stock split, a transaction which may involve the merger, consolidation, separation, including a spinoff, or other distribution of stock or property of the Company, a corporate reorganization or any partial or complete liquidation of the Company. Units are fully vested at the earlier of the director's retirement from the board, his death or a change in control of the Company, as defined in the Director Plan. The aggregate value payable on an account when it is closed is determined by multiplying the value of one share of the Company's common stock by the number of Units in the account. The sum paid out is payable in cash or in the Company's common stock, at the director's election, and may be deferred for up to ten years with interest to accrue on the account balance at the prime rate as published in "The Wall Street Journal." In 1996, awards valued at $20,000 each resulted in the credit of 2,092 Units to each of the following non-employee directors: F. S. Addy, B. A. Bridgewater, Jr., M. P. Mallardi and W. C. McCord.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

  Mr. Addy executed a Restricted Stock Agreement with the Company in connection with his service as interim Chairman and Chief Executive Officer. The agreement provides that Mr. Addy receive 10,000 restricted shares upon execution of the agreement plus 2,500 shares of restricted stock for each full quarter of service, with the 2,500 share award for a full quarter to be prorated for services less than a full quarter. The restrictions may not be removed until the first to occur of (a) September 10, 1999, (b) the date Mr. Addy ceases to be a Director of the Company or (c) Mr. Addy's death. Mr. Addy waived all employee benefits.

  Messrs. Junco, Kincheloe, Irani and McCormick have executed change-in-control agreements with the Company that provide certain benefits in the event their employment is terminated in connection with a change in control of the Company (as defined in the agreements). The agreements are for continuous three-year terms until terminated by the Company upon specified notice and continue for three years following a change in control of the Company. The agreements provide that if the officer is terminated or if the officer elects to terminate employment under certain circumstances during the period of six months preceding and within three years following a change in control of the Company, the officer shall be entitled to a lump-sum severance payment of three times the sum of the officer's base salary and target bonus (but not in excess of the aggregate base salary that could be earned up to the officer's normal retirement date), a prorated bonus in the year of termination, the value over exercise price of certain unexercised stock options, a three-year continuation of employee benefits, the equivalent of two years of service credit under the retirement program, and reimbursement of certain legal fees, expenses, and any excise taxes. Under the terms of such agreement, the vote of the shareholders to approve the EEX/LSEPO Merger caused a change in control to occur.

  Mr. Irani has entered into a retention bonus arrangement under which the Company would pay a cash bonus of $210,000 upon the attainment of eighteen months of continuous employment following the EEX/LSEPO Merger. The bonus payment is payable on a prorated basis in the event that, on or prior to the bonus payment date, the employee dies or becomes disabled, unless during such period he is terminated for cause.

  Mr. Junco and the Company entered into an agreement in connection with his October 30, 1996, termination as an officer of the Company. Under the agreement, Mr. Junco received payment as described in Note 10 to the Summary Compensation Table which included settlement of a change-in-control agreement. The Company also agreed to maintain Mr. Junco's life, health, accident and disability insurance for one year and reimburse amounts required for excise tax payments, if any. Mr. Junco also relinquished all rights to options and shares of restricted stock of the Company and ENSERCH Corporation held by him.

  Mr. Kincheloe and the Company entered into an agreement in connection with his August 31, 1996 retirement. Under the agreement, which included settlement of his change-in-control agreement, Mr. Kincheloe received $66,000 at his retirement, monthly payments of $20,000 for the months of September 1996 through April 1997, the continued right to receive the net value of options for Company common stock and ENSERCH common stock, based on their highest value within six months prior to his retirement date and the amount required for excise tax payments, if any.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

                         COMPENSATION COMMITTEE REPORT

  In determining executive compensation, the Committee is guided by three primary objectives:

  . Offer incentive for business success by putting a significant portion of each executive's total pay at risk, based on company performance observing, in the short term, desirable operating results and, in the long term, total shareholder return.

  . Attract and keep outstanding executives by providing compensation opportunities consistent with those in the Company's industry for similar positions.

  . Encourage career service by providing retirement income consistent with industry practice.

  The Committee's action regarding compensation of executives in the first quarter of the year was consistent with past practices and the above stated objectives. However, compensation matters were impacted by the announcement by ENSERCH Corporation in April of 1996 of its intention to distribute to its shareholders its 83.4% of the Company's shares, the issues that developed while posturing the Company for the transition to a fully independent Company and terminations that occurred during the year.

  Chief Executive Officer--Cash Compensation. Mr. J. T. Williams served as Chief Executive Officer for the first month of 1996, having served in that position since mid-1995 in association with the Company's acquisition of DALEN Corporation for which he served as Chief Executive Officer, and his compensation was negotiated as part of an employment contract concluded at the time of purchase. Mr. Williams resigned from the Company on February 1, 1996, and was paid severance in accordance with his employment contract and an applicable severance plan continuing from DALEN. Mr. Biegler began serving as Chairman and Chief Executive Officer on February 1, 1996, and served in that capacity until September 10, 1996, when it was determined by the Board, with Mr. Biegler's concurrence, that it would better facilitate the transition to an independent company for the Board to select an interim Chairman and Chief Executive Officer to serve until a permanent chief executive officer could be found. Mr. F. S. Addy, one of the Company's outside directors, was selected to serve as interim Chairman and Chief Executive Officer on September 10, 1996. Other than the award of stock options and performance-based restricted stock as described in the tables, Mr. Biegler was not compensated by the Company in 1996. However, as described in the table, a portion of Mr. Biegler's cash compensation from ENSERCH Corporation was allocated to the Company in 1996 for his services made to the Company. Mr. Addy received no cash compensation during his service with the Company but was paid in Company restricted stock at the rate of 2,500 shares for each quarter of service with proportionate shares for partial quarters and with an initial award of 10,000 shares.

  Other Named Executive Officers--Cash Compensation. Salary levels for the other named executive officers are based upon assessment of each individual's performance, experience and value in attaining corporate financial and strategic objectives and are set within salary ranges based on surveys of prevailing practice with the mid-point targeted for the expected level of performance, experience and value. The Committee compares the Company's annual cash payments (both salary and annual incentive) for named executive officers to recognized annual surveys of practice in its industry. Industry practice is observed from surveys conducted by Organization Resources Counselors for the "Energy 27" Comparator Group and William M. Mercer, Incorporated. Together they constitute a statistically valid database for this purpose and the Committee is guided by it. The industry specific surveys used include all but one of those companies found in the performance graph's Dow Jones Oil-Secondary Index. The sole use of the smaller number of companies in that peer group produces pay data comparisons that are not considered as statistically meaningful or useful for the purpose of salary comparisons, and the group of companies in that peer group does not include all of the companies that are the Company's most direct competitors for executive talent.

  During 1996, the aggregate salaries of the named executive officers who were still employed by the Company at year end, not including Mr. Addy, summed to an amount equal to 14% above the sum of the size-adjusted median survey salaries for their positions. One of the named executive officers received a salary increase during 1996 which, on an annualized basis, amounted to 4.7% of the named executive officer's salary.

  Incentive Plan Compensation. It is the practice of the Company, which is endorsed and effected by the Committee, to encourage both desirable annual operating results and long-term total shareholder return by annual incentive opportunities that put an important portion of total pay at risk subject to the achievement of financial and operating goals. The portion of compensation at risk is intentionally higher at higher executive levels in the Company. Consequently much of a named executive officer's compensation is at risk, with potential annual and long-term incentives, at target levels, placing up to 50% of total compensation opportunity at risk. The Committee also considers comparative data when determining the potential size of both annual and long-term incentive awards.

  By year end Messrs. Irani and McCormick were the only named executive officers participating in the Company's Performance Incentive Plan. The level of this opportunity is designed to be consistent with industry practice. Their target awards in 1996 ranged from 35% to 40% of salary. In 1996, Plan awards required the achievement of goals set by the Committee at the beginning of the year including operating income attainment and reserve finding-cost effectiveness. Funding, based on results, could have ranged from zero to 150% of the target awards. However, after a review of 1996 operating results, the various performance targets and the circumstances relating to the upcoming spin off, the Committee determined that it would be appropriate to waive previously approved performance factors and authorized individual participant reviews to determine the extent to which 1996 goal achievement would be recognized for purposes of 1996 bonus payouts. This resulted in awards for Messrs. Irani and McCormick of 136% and 71%, respectively, of target.

  Stock Incentive Plan. In February of 1996, the Company offered additional incentive for stock price growth and total shareholder return through the award of Performance-Based restricted stock under the Company's Stock Incentive Plan, in which Messrs. Biegler and Junco participated, and stock options under the Company's Stock Incentive Plan, in which Messrs. Biegler, Junco, Irani and McCormick participated. In addition, after a decision by the full Board regarding the need to retain and extend additional incentives to key executives in the face of certain disruptions occurring as a result of the upcoming spin off, in September the Company made additional awards of Performance-Based restricted stock and stock options to Messrs. Junco, Irani and McCormick. The awards of Performance-Based restricted stock are subject to forfeiture in whole or in part unless specific goals which have been determined by the Compensation Committee are achieved. The goals compare the three year total shareholder return of the Company to the Dow Jones Oil-Secondary Index used in the performance graph in the Company's 1996 Form 10-K. After the three year goals are met, the restricted stock is subject to an additional requirement of continued employment for two more years. Awards are made to achieve the earlier stated objective of causing a significant portion of each executive's total pay to be at risk and dependent on total shareholder return primarily through stock price growth as well as the objective of keeping outstanding executives by providing compensation opportunities similar to those provided in the Company's industry. The Committee considered the objective that the executive have an important incentive for stock price gain. In determining the size of Performance-Based restricted stock and stock option awards, the Committee used its discretion and was not bound by any pre-adopted formulas. Performance-Based restricted stock and stock option awards in 1996 and options held at year end are described in the tables.

  Change-in-control provisions of the Company's Stock Incentive Plan operated in 1996 to lift the restrictions on Performance-Based restrictive stock held by Messrs. Biegler and Junco as described in the table. Mr. Junco resigned his position on October 31, 1996, and was paid a settlement that included surrender of his stock options, restricted stock, rights under his change-in-control agreement and other amounts owing to him.

  Retirement Plan. The Company encourages career employment and it is endorsed by the Committee. Its retirement benefits are an essential part of that policy. They are described, for the named executive officers, in the Pension Plan Table. The Committee periodically reviews executive retirement benefits to ensure that they continue to meet the Company's needs and are consistent with good corporate practice.

  Section 162(m). No formal policy has been adopted by the Company with respect to qualifying compensation paid to its executive officers for deductibility under Section 162(m) of the Internal Revenue Code. In the event that any new compensation programs are proposed in the future, it is expected that they will be structured with a view toward qualifying for deductibility just as were the amendments to the 1994 Stock Incentive Plan as approved by shareholders in 1996. The Committee does not anticipate that current compensation levels will result in loss of any tax deductibility.

                                          Compensation Committee
                                             W. C. McCord, Chairman
                                             F. S. Addy
                                             B. A. Bridgewater, Jr.

PERFORMANCE GRAPH

  Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on the Company's Common Stock against the cumulative total return of the S&P 500 Composite Stock Index and the Dow Jones Oil-Secondary Index since the Company's stock first began trading. The graph assumes that the value of the investment in the Company's Common Stock and each index was $100 at January 3, 1995, the date the Company's stock first began trading, and that all dividends are reinvested. The publicly traded units of EP for the period prior to 1995 are not included in the performance graph because such partnership interest was valued on a different basis from the Common Stock currently traded and any comparisons would be inappropriate.


                     COMPARISON OF CUMULATIVE TOTAL RETURN


                       [PERFORMANCE GRAPH APPEARS HERE]



--------------------------------------------------------------------------------
                                January 3, 1995         1995            1996
--------------------------------------------------------------------------------
Enserch Exploration, Inc.            100                 115             114
S&P 500                              100                 137             169
Dow Jones Oil-Secondary Index        100                 116             143
--------------------------------------------------------------------------------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  At various times during 1996, the following individuals served as a member of the Company's Compensation Committee: W. C. McCord, Frederick S. Addy and
B. A. Bridgewater, Jr. Except for Mr. Addy, neither of the other individuals was or has been an officer or employee of the Company or its subsidiaries. Mr. Addy's service on the Compensation Committee ceased in September 1996 when he was named interim Chairman and Chief Executive Officer of the Company and its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

  The Company is aware of the following beneficial owners, as of December 31, 1996, of more than 5% of its Common Stock.

   NAME AND ADDRESS OF                                NUMBER OF SHARES  PERCENT
   BENEFICIAL OWNER (1)                              BENEFICIALLY OWNED OF CLASS
   --------------------                              ------------------ --------
   ENS Holdings Limited Partnership (2).............     53,336,434       42.3%
   Enserch Exploration Holdings, Inc. (3)...........     13,883,529       11.0
   ENSERCH Corporation (4)..........................     37,795,365       30.0

--------
(1) The address for each party is 300 South St. Paul, Dallas, Texas 75201
(2) ENS Holdings Limited Partnership, a Texas limited partnership, is trustee (the "Trustee") of the ENS Holding Trust, a Texas trust (the "Trust") of which ENSERCH is the beneficiary. ENS Holdings I, Inc., the general partner (the "Trustee GP") of the Trustee and ENS Holdings II, Inc., the sole limited partner of the Trustee, are each wholly owned subsidiaries of ENSERCH. The Trustee has voting and dispositive power with respect to the 53,336,434 shares of the outstanding Common Stock owned by the Trust and may be deemed to beneficially own those shares. ENSERCH has the power to revoke the Trust by giving not less than 90 days' prior notice of revocation. Upon termination of the Trust, the assets in the Trust (including any shares of Common Stock in the Trust at that time) would be distributed to ENSERCH. Actions of the Trustee are effected by the Trustee GP in its capacity a general partner of the Trustee.
(3) Enserch Exploration Holdings, Inc. is a wholly owned subsidiary of ENSERCH.
(4) ENSERCH has sole voting and dispositive power with respect to 37,795,365 shares of the Common Stock and, by virtue if its ownership of the securities of EEH, the Trustee and the Trustee GP, may be deemed to share voting and dispositive power with respect to the 67,219,963 shares of Common Stock shown in the table as owned by EEH and the Trust. ENSERCH, therefore, may be deemed to owned beneficially, directly or indirectly, 105,015,328 shares of Common Stock.

STOCK OWNERSHIP OF MANAGEMENT AND BOARD OF DIRECTORS

  Each director, the named executive officers, and all directors and executive officers as a group, reported beneficial ownership as of the Record Date of Common Stock of the Company as follows:

                                         EEX                           ENSERCH
                          ------------------------------------- ----------------------
                           NUMBER OF                 NUMBER OF   NUMBER OF
                             SHARES                   PHANTOM      SHARES
                          BENEFICIALLY     PERCENT  STOCK UNITS BENEFICIALLY  PERCENT
                           OWNED (1)       OF CLASS  OWNED(2)    OWNED (3)    OF CLASS
                          ------------     -------- ----------- ------------  --------
T. M Hamilton...........    100,000           *            0            0        *
F. S. Addy..............     15,432           *        2,092        5,444        *
D. W. Biegler...........     46,000(4)(6)     *            0      309,043(5)     *
B. A. Bridgewater, Jr...      1,000           *        2,092        5,944        *
M. P. Mallardi..........          0           *        2,092            0        *
W. C. McCord............      2,000           *        2,092       66,301(5)     *
R. L. Kincheloe.........     11,500(4)        *            0       44,676(5)     *
G. J. Junco.............     24,600           *            0       10,189(5)     *
J. T. Williams..........     35,000(4)        *            0            0        *
B. K. Irani.............     61,000(4)        *            0            0        *
J. P. McCormick.........     44,500(4)        *            0        8,796(5)     *
All Directors and Execu-
 tive Officers as a
 Group..................    415,532(4)        *        8,368      422,423(5)     *

--------
* Less than 1%
(1) The number of shares owned includes shares held in the ENSERCH Corporation Employee Stock Purchase and Savings Plan and restricted shares awarded under the 1996 Plan, where applicable.
(2) Phantom Stock Units are awarded under the Company's Phantom Stock Plan to non-employee Directors. The Plan is described in "Compensation of Directors."
(3) The number of shares owned includes shares held in the ENSERCH Corporation Employee Stock Purchase and Savings Plan where applicable.
(4) The totals include shares of Common Stock of the Company subject to stock options exercisable within 60 days of the Record Date: D. W. Biegler 35,000 shares; R. L. Kincheloe 9,000 shares; J. T. Williams 35,000 shares;
    B. K. Irani 40,000 shares; J. P. McCormick 20,000 shares; and all directors and executive officers as a group 136,000 shares.
(5) The totals include shares of Common Stock of ENSERCH subject to stock options exercisable within 60 days of the Record Date: D. W. Biegler 246,948 shares; W. C. McCord 65,000 shares; R. L. Kincheloe 34,500 shares;
    J. P. McCormick 7,500 shares; and all directors and executive officers as a group 373,748 shares.
(6) Does not include 105,015,328 shares beneficially owned by ENSERCH and its affiliates in which Mr. Biegler, as authorized by the Board of Directors of ENSERCH, has sole voting power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Mr. Biegler is a Director and an executive officer, and Messrs. Bridgewater and McCord are each Directors, of ENSERCH. The Company and ENSERCH, including its affiliates, have in the past entered into significant arrangements with respect to their businesses and expect to do so in the future to the extent authorized by the Restated Articles of Incorporation of the Company.

  In the ordinary course of business, the Company engages in various transactions with ENSERCH companies. See Note 13 of the Notes to Financial Statements in Appendix A for information on these transactions.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the Company, and persons who own more than 10% of a registered class of the equity securities of the Company, to file reports of beneficial ownership and changes in beneficial ownership with the SEC and the New York Stock Exchange. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 1996, its officers, directors and greater than 10% shareholders complied with all applicable filing requirements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A)-1 FINANCIAL STATEMENTS

  The following items appear in the Financial Information section included in Appendix A to this report:

                                     ITEM                                   PAGE
                                     ----                                   ----
   Selected Financial Data.................................................  A-2
   Operating Data..........................................................  A-3
   Financial Review........................................................  A-4
   Independent Auditors' Report............................................  A-9
   Management Report on Responsibility for Financial Reporting............. A-10
   Financial Statements:
     Statements of Consolidated Operations................................. A-11
     Statements of Consolidated Cash Flows................................. A-12
     Consolidated Balance Sheets........................................... A-13
     Statements of Owners' Equity.......................................... A-14
     Notes to Consolidated Financial Statements............................ A-15
   Quarterly Results....................................................... A-30
   Common Stock Market Prices and Dividend Information..................... A-30

  (A)-2 FINANCIAL STATEMENT SCHEDULES

  The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

  (A)-3 EXHIBITS
3.1* Restated Articles of Incorporation of the Company as currently in effect, filed as Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1995.
3.2   Bylaws of the Company as currently in effect.
10.1* Lease Agreement for Garden Banks 388-1 between the Company and Enserch
      Exploration Holdings, Inc. (formerly Enserch Exploration, Inc.) included as Exhibit 10.3 to the Company's Registration Statement on Form S-4 (No. 33-56792).
10.2* Lease Agreement for Garden Banks 388-2 between the Company and Enserch
      Exploration Holdings, Inc. (formerly Enserch Exploration, Inc.) included as Exhibit 10.4 to the Company's Registration Statement on Form S-4 (No. 33-56792).
10.3* Lease Agreement for Mississippi Canyon 441 between the Company and Enserch
      Exploration Holdings, Inc. (formerly Enserch Exploration, Inc.) included as Exhibit 10.5 to the Company's Registration Statement on Form S-4 (No. 33-56792).

10.4* Participation Agreement between EP Operating Limited Partnership and Mobil Producing Texas and New Mexico Inc. included as Exhibit 10.6 to the Company's Registration Statement on Form S-4 (No. 33-56792).

10.5* Stock Purchase Agreement dated as of April 12, 1995, By and Between PG&E Enterprises, as Seller, and Registrant, as Buyer, filed as Exhibit
       10.7 to the Company's Registration Statement on Form S-2 (No. 33-
       60461).

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

10.11 Credit Agreement among Enserch Exploration, Inc. as Borrower, Texas Commerce Bank National Association, as Administrative Agent, The Chase Manhattan Bank, N.A., as Syndication Agent, Chemical Bank, as Auction Agent and The Lenders now or hereafter Parties hereto dated as of May 1, 1995, and Amendment No. 1, dated September 16, 1996.

10.12* Tax Sharing Agreement between ENSERCH Corporation and Enserch
       Exploration, Inc., filed as Exhibit 10.21 to the Company's Registration Statement on Form S-2 (No. 33-60461).

10.13* Amended and Restated Limited Liability Company Agreement of MIStS
       Issuer L.L.C. dated August 4, 1995, filed as Exhibit 10.22 to the Company's Registration Statement on Form S-2 (No. 33-60461).

EXECUTIVE COMPENSATION PLAN AND ARRANGEMENTS
(EXHIBITS 10.14 THROUGH 10.20):
10.14* Enserch Exploration, Inc. 1994 Stock Incentive Plan, filed as Exhibit
       10.1 to the Company's Registration Statement on Form S-4 (No. 33-
       56792).

10.15  Performance Incentive Plan--Calendar Year 1997.

10.16 ENSERCH Corporation Deferred Compensation Plan dated September 30, 1994 and Amendment No. 1 thereto dated March 28, 1995, Amendment No. 2 dated January 1, 1996, Amendment No. 3 dated September 23, 1996, Amendment No. 4 dated November 6, 1996 and Amendment No. 5 dated February 18, 1997.

10.17 ENSERCH Corporation Deferred Compensation Trust dated September 30, 1994, and Amendment No. 1 thereto effective January 1, 1996.

10.18 ENSERCH Corporation Retirement Income Restoration Plan dated December 28, 1990, and Amendment No. 1 thereto dated September 30, 1994, Amendment No. 1-A dated February 13, 1996, and Amendment No. 2 effective January 1, 1996.

10.19 ENSERCH Corporation Retirement Income Restoration Trust dated September 30, 1994, and Amendment No. 1 thereto effective January 1, 1996.

10.20 Form of Change of Control Agreement executed by certain executive officers of the Company.

21     Subsidiaries of the Company.

23.1 Deloitte & Touche LLP consent letter, including consent to incorporation by reference in Registration Statements on Form S-8 (No. 33-57715 and No. 33-60587).

23.2   Consent of DeGolyer and MacNaughton.

24     Powers of Attorney.

27     Financial Data Schedule.

99*    Proxy Statement of the Company dated October 2, 1996, as filed with the
       SEC.
--------
  Long-term debt is described in the Notes to Consolidated Financial Statements included in Appendix A to this report. EEX agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of such long-term debt, which instruments are not filed herewith pursuant to Paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K.

* Incorporated herein by reference and made a part hereof.

  (b) Reports on Form 8-K

  Current Report on Form 8-K dated October 31, 1996, was filed on October 31, 1996 (Resignation of Gary J. Junco as President and Director) and Current Report on Form 8-K dated November 22, 1996, was filed on November 22, 1996 (Results of vote on proposals at Special Meeting of Shareholders held on November 15, 1996).

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED:

                                          ENSERCH Exploration, Inc.


                                          By:     /s/ T. M Hamilton
                                             --------------------------------
                                                     T. M Hamilton,
                                                 Chairman and President
MARCH 21, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.

              SIGNATURE                                   TITLE

     T. M Hamilton, Chairman and
 President, Chief Executive Officer
 and Director; F. S. Addy, Director;
   D. W. Biegler, Director; B. A.
  Bridgewater, Jr., Director; W. C.
     McCord, Director; and M. P.
         Mallardi, Director

By:        /s/ T. M Hamilton
   --------------------------------------              March 21, 1997
               T. M Hamilton
            Individually and As
             Attorney-in-Fact

           /s/ J. P. McCormick
   --------------------------------------              March 21, 1997
               J. P. McCormic
          Senior Vice President and
           Chief Financial Officer

           /s/ R. E. Schmitz
   --------------------------------------              March 21, 1997
               R. E. Schmitz
        Vice President and Controller

                                                                      APPENDIX A

                           ENSERCH EXPLORATION, INC.

                         INDEX TO FINANCIAL INFORMATION
                               DECEMBER 31, 1996

                                                                            PAGE
                                                                            ----
Selected Financial Data....................................................  A-2
Operating Data.............................................................  A-3
Financial Review...........................................................  A-4
Independent Auditors' Report...............................................  A-9
Management Report on Responsibility for Financial Reporting................ A-10
Financial Statements:
  Statements of Consolidated Operations.................................... A-11
  Statements of Consolidated Cash Flows.................................... A-12
  Consolidated Balance Sheets.............................................. A-13
  Statements of Owners' Equity............................................. A-14
  Notes to Consolidated Financial Statements............................... A-15
Quarterly Results.......................................................... A-30
Common Stock Market Prices and Dividend Information........................ A-30

                           ENSERCH EXPLORATION, INC.

                            SELECTED FINANCIAL DATA

                                   AS OF OR FOR YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
                                 1996    1995(A)     1994      1993      1992
                               --------  --------  --------  --------  --------
                                  (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
 Natural gas revenues........  $  221.2  $  157.3  $  144.5  $  146.4  $  118.6
 Oil and condensate
  revenues...................      98.9      56.5      30.9      36.9      45.1
 Natural gas liquids
  revenues...................       8.2       4.9       2.4       4.1       6.5
 Other revenues..............       2.1       2.1       1.3       2.4       1.3
                               --------  --------  --------  --------  --------
  Total revenues.............     330.4     220.8     179.1     189.8     171.5
 Production and operating
  expenses...................      74.0      49.8      31.7      31.4      29.6
 Exploration.................      12.5      11.9       9.1       8.7      11.2
 Depreciation and
  amortization...............     150.4     116.6      80.8      78.4      76.7
 (Sale) write down of
  inactive pipeline..........                          (7.5)               16.5
 Write down of gas and oil
  properties.................                                    10.2
 General, administrative and
  other......................      35.0      29.9      19.8      30.0      23.1
 Taxes, other than income....      21.7      18.8      13.2      15.9      15.6
                               --------  --------  --------  --------  --------
  Total expenses.............     293.6     227.0     147.1     174.6     172.7
 Operating income (loss).....      36.8      (6.2)     32.0      15.2      (1.2)
 Other income (expense)--
  net........................       2.1        .1       (.3)
 Interest income.............        .1       1.0        .7       2.0       3.7
 Interest and other financing
  costs......................     (22.7)    (14.6)    (20.9)    (30.6)    (20.7)
                               --------  --------  --------  --------  --------
 Income (loss) before income
  taxes......................      16.3     (19.7)     11.5     (13.4)    (18.2)
 Income taxes (benefit)......       5.5      (7.2)      (.3)     (3.4)       .4
                               --------  --------  --------  --------  --------
 Net income (loss)...........  $   10.8  $  (12.5) $   11.8  $  (10.0) $  (18.6)
                               --------  --------  --------  --------  --------
 Pro Forma Information--
  Change in Tax Status(b):
 Income (loss) before income
  taxes......................                      $   11.5  $  (13.4) $  (18.2)
 Income taxes (benefit)......                           4.0      (4.7)     (6.4)
                                                   --------  --------  --------
  Net income (loss)..........                      $    7.5  $   (8.7) $  (11.8)
                                                   ========  ========  ========
 Net income (loss) per share
  (pro forma for periods
  prior to 1995).............  $    .09  $   (.11) $    .07  $   (.08) $   (.11)
 Weighted average shares
  outstanding................     125.9     111.1     105.8     105.8     105.8
CASH FLOW DATA
 Net cash provided by
  operating activities.......  $  134.9  $   84.0  $   61.7  $   79.5  $   85.2
 Net cash used in investing
  activities.................     (63.0)   (388.2)   (108.8)   (129.0)    (58.7)
 Net cash provided by (used
  in) financing activities...     (72.1)    305.5      47.0      48.9     (25.7)
COMMON STOCK DATA
 Market Price(c)
 High........................  $     12  $ 14 7/8  $     11  $ 12 1/4  $  8 1/4
 Low.........................     8 1/4     9 1/4     5 3/4     7 3/8     6 1/4
 Common Shareholders' Equity
  per Share..................      7.49      7.41      6.96
 Shares Outstanding at Year-
  end........................     126.0     125.9     105.8
BALANCE SHEET DATA (at year
 end)
 Property, plant and
  equipment--net.............  $1,746.7  $1,670.6  $1,254.0  $1,046.4  $1,018.4
 Total assets................   1,872.1   1,776.8   1,381.2   1,111.5   1,068.8
CAPITAL STRUCTURE (at year
 end)
 Capital lease
  obligations(d).............  $  245.0  $   98.0  $  155.9  $         $
 Long term debt(d)...........     115.0     160.0               298.0     266.0
 Company-obligated
  mandatorily redeemable
  preferred
  securities of subsidiary...     150.0     150.0
 Owners' equity..............     944.2     932.2     736.0     630.7     671.7
                               --------  --------  --------  --------  --------
  Total......................  $1,454.2  $1,340.2  $  891.9  $  928.7  $  937.7
                               ========  ========  ========  ========  ========

--------
(a) 1995 includes results of DALEN since acquisition on June 8, 1995.
(b) Pro forma net income and per share data for periods prior to 1995 include a pro forma provision for income taxes on partnership operations based on the applicable federal statutory tax rate.
(c) Market price share amounts for years prior to 1995 represent prices of Enserch Exploration Partners, Ltd. units.
(d) Including current portion.

                           ENSERCH EXPLORATION, INC.

                                 OPERATING DATA

                                        AS OF OR FOR YEAR ENDED DECEMBER 31
                                    --------------------------------------------
                                      1996     1995     1994     1993     1992
                                    -------- -------- -------- -------- --------
Sales volumes
  Natural gas (Bcf)...............     100.5     90.2     67.1     70.0     65.2
  Oil and condensate (MMBbls).....       5.1      3.4      2.0      2.1      2.3
  Natural gas liquids (MMBbls)....        .6       .5       .2       .3       .5
    Total volumes (Bcfe) (a)......     135.0    113.4     80.5     84.9     82.2
Average sales price
  Natural gas (per Mcf)...........  $   2.20 $   1.74 $   2.15 $   2.09 $   1.82
  Oil and condensate (per Bbl)....     19.47    16.86    15.38    17.24    19.20
  Natural gas liquids (per Bbl)...     12.35     9.38    10.85    12.09    13.38
    Total (per Mcfe) (a)..........      2.43     1.93     2.21     2.21     2.07
Costs and expenses (per Mcfe) (a)
  Production and operating (b)....  $    .55 $    .44 $    .39 $    .37 $    .36
  Exploration.....................       .09      .10      .11      .10      .14
  Depreciation and amortization...      1.11     1.03     1.00      .92      .93
  General, administrative and oth-
   er.............................       .26      .26      .25      .35      .28
  Taxes, other than income........       .16      .17      .16      .19      .19
Net Wells
  Drilled.........................       109       81       74       79       19
  Productive......................        84       51       44       64        8
Proved Reserve Data (at year end)
  Natural Gas (Bcf)...............   1,216.2  1,362.8  1,041.7  1,086.5  1,101.4
  Oil and condensate (MMBbls)
   (c)............................      59.2     71.5     50.6     39.3     39.2
    Total (Bcfe) (a)..............   1,571.5  1,791.8  1,345.3  1,322.3  1,336.6
Standardized Measure of Discounted
 Future Net Cash Flows (in mil-
 lions)...........................  $1,715.1 $1,227.4 $  879.3 $1,102.6 $1,111.3

--------
(a) Oil and natural gas liquids are converted to Mcf equivalents (Mcfe) on the basis of one barrel equals 6.0 Mcfe.
(b) Excludes related production, severance and ad valorem taxes.
(c) Reserves include natural gas liquids attributable to leasehold interests.

                           ENSERCH EXPLORATION, INC.

                               FINANCIAL REVIEW

1996 RESULTS OF OPERATIONS COMPARED WITH 1995

  Net income was $10.8 million ($.09 per share) for 1996, compared with a net loss of $12.5 million ($.11 per share) for 1995. Results for 1996 were adversely impacted by nonrecurring charges of $2.8 million after tax ($4.3 million pre-tax) related to the Company's pending separation from ENSERCH Corporation (ENSERCH) and associated management changes. The year to year improvement is primarily attributable to higher commodity prices in 1996 and a full year's contribution to production volumes from properties acquired in 1995 and the Cooper Project. Operating income was $36.8 million in 1996, compared with an operating loss of $6.2 million in 1995.

  Revenues for 1996 were $330 million, a $110 million (50%) increase from 1995, reflecting a $64 million (41%) increase in natural gas revenues, and a $46 million (72%) improvement in oil and other revenues. The average natural gas sales price per thousand cubic feet (Mcf) was $2.20 in 1996 compared with $1.74 in 1995. Natural gas production increased to 101 billion cubic feet
(Bcf) in 1996, 11% higher than in 1995. The higher natural gas volumes primarily resulted from 1996 operations containing a full year of production from the properties acquired in the acquisition of DALEN Corporation in June 1995. Higher oil revenues in 1996 reflect a 15% improvement in the average sales price and a 52% increase in sales volumes due primarily to the continued development of the Cooper Project and the DALEN acquisition.

  Production and operating expenses for 1996 were $24 million (49%) higher than in 1995, primarily due to a full year's activity from the Cooper Project (up $15 million), and the properties acquired in the DALEN acquisition. Exploration expenses were slightly higher in 1996, reflecting increased costs from international exploration activity. General and administrative expenses increased $5.1 million from 1995, reflecting a full year's impact of the DALEN acquisition and $3.4 million for costs associated with the Company's pending separation from ENSERCH and related management changes.

  The depreciation and amortization rate per thousand cubic feet of natural gas equivalent (Mcfe) increased to $1.11 in 1996, from $1.03 in 1995, principally due to the downward reserve revisions in two offshore deep water projects.

  EEX sold substantially all of its Rocky Mountain area properties in 1996. Sales proceeds of $116.5 million, less $5.5 million in closing costs and income from the April 1, 1996 effective date to the closing dates, were received and used to reduce bank borrowings. The properties sold contributed $1.6 million to 1996 operating income, with total revenues of $22.2 million and operating expenses of $20.6 million. Natural gas revenues were $15.2 million on sales of 10.8 Bcf, and oil and natural gas liquids revenues totaled $7.0 million on sales of 504 thousand barrels (MBbls).

  Interest and other financing costs for 1996 were $23 million, compared with $15 million in 1995. Interest in 1996 includes a full year's impact from the debt incurred to finance the DALEN acquisition in June 1995 and the Cooper Project capital lease, partially offset by the reduction in debt from proceeds of property sales. Interest on the Cooper Project capital lease was deferred through September 1995, the date of first production.

  The pro forma incremental impact on 1997's results of operations, compared with 1996, of refinancing the Cooper Project equipment and facilities in December 1996 and capitalization of the associated operating sublease will be a reduction in production and operating expense of some $15 million, an increase in the amortization rate of approximately $0.05 per Mcfe, and an increase in interest costs of some $10 million.

  For the year ended December 31, 1996 the Cooper Project added $1.2 million to operating income, but detracted $2.6 million from net income. Operating results in 1996 were negatively impacted when the A-1 development well encountered mechanical difficulties which prevented completion. Two additional wells, the

SB-3 exploratory well on Garden Banks Block 387 and the A-2 development well on Garden Banks Block 388 have been completed with first production expected in the first quarter of 1997. See Item 1: Business, for additional information.

1995 RESULTS OF OPERATIONS COMPARED WITH 1994

  EEX had a net loss of $12.5 million ($.11 per share) for 1995, compared with pro forma net income of $7.5 million ($.07 per share) in 1994 after income taxes on partnership operations. Results for 1994 benefitted from a $4.9 million after tax ($7.6 million pre-tax) gain from the sale of assets. There was an operating loss of $6.2 million in 1995, compared with operating income of $32 million in 1994.

  DALEN's operations are included since their acquisition on June 8, 1995 and contributed 1995 operating income of $6.9 million, with revenues of $70.4 million and operating expenses of $63.5 million. Natural gas revenues were $49 million on sales of 31 Bcf at an average sales price of $1.60 per Mcf. Oil and other revenues totaled $21 million; the average sales price for oil was $16.61 per barrel (Bbl), and oil sales volumes were 1.1 million barrels (MMBbls).

  The following comparisons of 1995 and 1994 operating results exclude the impact of DALEN in 1995 and the previously noted unusual item in 1994. There was an operating loss for 1995 of $13 million, compared with income of $24 million for 1994. Revenues for 1995 were $29 million (16%) lower than in 1994, reflecting a $37 million (25%) decrease in natural gas revenues, but an $8 million (23%) improvement in oil and other revenues. The average natural gas sales price per Mcf of $1.82 in 1995, excluding DALEN, declined 15% from the 1994 average of $2.15, causing a $23 million decline in revenues. Natural gas sales volumes of 59 Bcf, excluding DALEN, were 12% less than in 1994, reducing revenues by $14 million. The lower volumes primarily resulted from less capital spending to replace gas production due to low gas prices and the normal decline in production from several mature fields and the Mississippi Canyon Block 441 in the Gulf of Mexico. Higher oil revenues reflect a 10% improvement in the average sales price and a 12% increase in sales volumes from the start-up of production from the Cooper Project in late September, and increased production from exploration and development activities in Hardeman and Shackelford counties in North Texas.

  Production and operating expenses for 1995, excluding DALEN, were $5.1 million (16%) higher than in 1994, primarily due to expenses of $4.4 million for the Cooper Project and higher maintenance costs. The commencement of sales from the Cooper Project in late September detracted from 1995 results, producing an operating loss of $1.9 million, as fixed operating costs exceeded revenues from the initial levels of production. Exploration expenses were $1.9 million higher than in the 1994 period due to increased international exploration activity. General and administrative expenses increased $5.3 million from 1994, with 1995 expenses including a $1.8 million provision for injuries and damages claims and a $1.0 million charge for severance costs related to the DALEN acquisition, while 1994 expenses benefited from credits of $2.0 million associated with litigation accruals.

  The total amortization rate per Mcfe was $1.03 in 1995, compared with $1.00 in 1994. The increase in 1995 over 1994 was primarily due to the conversion of a part of the Cooper Project lease from an operating to a capital lease in connection with the year end 1994 reorganization, partially offset by a benefit resulting from reserve additions for the Allegheny Project and DALEN. Excluding DALEN, a lower level of production caused depreciation and amortization to be less in 1995 than in 1994.

  Interest and other financing costs for 1995 were $15 million, compared with $21 million for 1994. The 1995 costs are primarily associated with the DALEN acquisition. Interest for 1994 related to debt assumed by ENSERCH companies in connection with the reorganization.

  The pro forma impact on 1994's net income as shown on EEX's Statements of Consolidated Operations of the incorporation of EP and the assumption of debt by ENSERCH companies, would be to decrease interest $20.9 million and increase income taxes a total of $11.6 million, $4.3 million on partnership operations and $7.3 million on the interest reduction.

RESERVES

  EEX's natural gas reserves, as estimated by DeGolyer and MacNaughton, independent petroleum consultants (D&M), at January 1, 1997 were 1.22 trillion cubic feet (Tcf), compared with 1.36 Tcf the year earlier. Additions to and purchases of natural gas reserves in 1996 replaced gas produced from retained properties after adjusting for the sale of 124 Bcf of gas reserves. As a result, natural gas reserves at year end 1996 for retained properties were little changed from the year earlier. Oil and condensate reserves, including natural gas liquids, were 59 MMBbls, down 8.6 MMBbls compared with the year earlier level of 71 MMBbls after adjusting for the sale of 3.7 MMBbls, additions at 102% of 1996 adjusted production and downward revisions of 8.2 MMBbls at the Company's deep water projects in the Gulf of Mexico. The downward revisions resulted from the performance of two producing wells at the Cooper Project and the thinning of some previously mapped reservoirs as a result of additional drilling at the Allegheny Project.

GAS AND OIL MARKET VOLATILITY

  Results of operations are largely dependent upon the difference between the prices received for gas and oil produced and the costs of finding and producing such resources. On an energy equivalent basis, gas reserves at January 1, 1997 constituted approximately 80% of total reserves, and gas production accounted for approximately 77% of total production for 1996. Accordingly, variations in gas prices have a more significant impact on operations than variations in oil prices. Gas production as a percentage of total production is expected to decrease as a result of the development of the offshore Gulf of Mexico properties.

  A portion of the risk associated with fluctuations in the price of natural gas and oil is managed through the use of hedging techniques such as gas and oil swaps, collars and futures agreements. EEX fixed the price on 1996 production volumes of 43 Bcf of natural gas (43% of production) at an average price of $2.11 per Mcf and 2.7 MMBbls of oil (52% of production) at an average price of $19.58 per Bbl. In total, gas and oil price hedging activities decreased 1996 revenues by $20.3 million and increased 1995 and 1994 revenues by $.1 million and $4.3 million, respectively. At December 31, 1996, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through December 31, 1997 to exchange payments on 32 Bcf of natural gas and 365 MBbls of oil. At December 31, 1996 there were $3.0 million of net unrealized and unrecognized hedging gains based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading month. In addition, there were $5.1 million of realized losses on hedging activities which were deferred and will be applied as a reduction in revenues in January 1997, the month of physical sale of production.

CAPITALIZED COSTS

  At January 1, 1997, estimated future net cash flows, before income taxes, from EEX's owned proved oil and gas reserves, based on average December 1996 prices of $3.37 per Mcf of natural gas and $23.33 per barrel of oil were $3.9 billion. The net present value of such cash flows after income taxes and discounted at 10%, was $1.7 billion, which is the basis for the SEC-prescribed cost center ceiling for the full cost accounting method. The margin between the cost center ceiling and the unamortized capitalized costs of U.S. oil and gas properties was about $540 million at December 31, 1996.

  Product prices, production rates, levels of reserves and estimates of future development costs all influence the calculation of the cost center ceiling, making it difficult to project. Gas and oil prices are subject to seasonal and other fluctuations and, from time to time, may vary significantly. Product prices generally have the greatest impact on the cost center ceiling. At December 31, 1996, a $0.10 per Mcf change in the price of natural gas has about a $45 million impact on the cost center ceiling; a $1.00 per barrel change in the oil price has about a $20 million impact.

  The SEC-prescribed full cost accounting rules require registrants to calculate the cost center ceiling limitation at the end of each quarter using current prices and costs. Prices for natural gas and oil have declined sharply since the end of 1996. If there is not a substantial improvement in prices or mitigating changes in the other factors involved in the calculation by the end of the first quarter, the carrying value of EEX's oil and gas properties almost certainly will be above the SEC-prescribed cost center ceiling. Such conditions would necessitate a significant write-down of gas and oil properties and a non-cash charge against earnings for the quarter. Based on circumstances existing in March 1997 and without any pricing improvement or mitigating changes, such a write-down could range from $225 to $250 million after tax.

  Management believes the low prices required to be used in the calculation are not representative of the prices EEX will receive for its production in the future. A non-cash write-down of oil and gas properties will reduce future depreciation and amortization expense but will not impact future cash flows.

LIQUIDITY AND CAPITAL RESOURCES

  During 1996, EEX took certain actions to assure its liquidity and access to financial resources to fund its investment and growth opportunities. EEX renewed its $350 million revolving credit facility extending it to five years. At December 31, 1996, $235 million was unused. EEX converted its Cooper Project equipment leases, which had been with an ENSERCH affiliate, to fifteen year leveraged leases with third party financial institutions for $229 million. EEX also arranged a $200 million, seven year operating lease commitment from a group of banks to finance the construction of its share of the Allegheny Project offshore equipment and facilities, of which $182 million was unused at year end. EEX made minor changes in other facilities to ensure continued availability of its financial resources to meet its planned activities. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

CASH FLOWS

  EEX funded the 1996 business plan and reduced financings by $74 million, primarily from operations and monetization of non-core assets. Net cash flows from operating activities increased $51 million to $135 million, compared with $84 million in 1995 and $62 million in 1994. Investing activities required net cash flows of $63 million in 1996, compared with $388 million in 1995 and $109 million in 1994. The 1995 requirement included $333 million required for the DALEN acquisition and $86 million provided by the collection of a note receivable from an affiliated company. Proceeds from the disposition of property, plant and equipment in 1996 include amounts received from the sale of the Rocky Mountain area and other properties. In 1995, proceeds include amounts received from the sale of interests in the Cooper and Allegheny projects. Capital expenditures of $204 million in 1996 increased $15 million from 1995, principally related to normal exploration and development activities.

  EEX intends to utilize substantially all of its internally generated cash flows for growth of the business and expects to have ample cash flow from operations and the continuous monetization of non-core assets to fund its business plans. Borrowings under EEX's credit facilities may be used to supplement temporary cash flow needs. EEX does not anticipate paying cash dividends in the foreseeable future.

CAPITAL STRUCTURE

  Debt and preferred securities of a subsidiary represented 35% of total capitalization of $1.5 billion for December 31, 1996, compared to 30% of total capitalization of $1.3 billion for December 31, 1995. This increase was due primarily to the conversion of the operating sublease to a capital lease when the Cooper Project leases were refinanced, offset by reduced bank borrowings and improved shareholders' equity. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

CAPITAL BUDGET

  Planned 1997 capital expenditures will range from $175 million to $200 million, compared with actual expenditures of $204 million in 1996 and $189 million in 1995. Capital expenditure amounts exclude costs of offshore equipment and facilities financed under operating lease arrangements of $25 million in 1996, $24 million in 1995, and are expected to be minimal in 1997.

FOURTH QUARTER RESULTS

  Fourth quarter 1996 net income was $3.3 million ($.03 per share), compared with a net loss of $5.4 million ($.04 per share) for the 1995 fourth quarter. Operating income for the 1996 fourth quarter was $7.8 million versus an operating loss of $4.7 million for the same period of 1995. The increased fourth quarter 1996 income reflects a 44% increase in the average sales prices per Mcfe from 1995 to 1996, partially offset by costs related to the Company's pending separation from ENSERCH and associated management changes, and increased amortization expense as previously noted.

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Enserch Exploration, Inc.:

  We have audited the accompanying consolidated balance sheets of Enserch Exploration, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related statements of consolidated operations, cash flows and owners' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Dallas, Texas
February 10, 1997 (March 7, 1997 as
 to the third paragraph of Note 4)

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

  Management believes that, as of December 31, 1996, the overall system of internal accounting controls is sufficient to accomplish the objectives described herein.



Thomas M Hamilton              J. Philip McCormick
Chairman, President            Senior Vice
and Chief Executive            President and Chief
Officer                        Financial Officer

February 10, 1997

                           ENSERCH EXPLORATION, INC.

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                            YEAR ENDED DECEMBER 31
                                   -------------------------------------------
                                       1996           1995           1994
                                   -------------  -------------  -------------
                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues
  Natural gas..................... $     221,239  $     157,308  $     144,550
  Oil and condensate..............        98,902         56,525         30,880
  Natural gas liquids.............         8,150          4,859          2,377
  Other...........................         2,150          2,159          1,333
                                   -------------  -------------  -------------
    Total.........................       330,441        220,851        179,140
                                   -------------  -------------  -------------
Costs and Expenses
  Production and operating........        74,020         49,792         31,667
  Exploration.....................        12,453         11,848          9,136
  Depreciation and amortization...       150,435        116,614         80,819
  Sale of inactive pipeline.......                                      (7,551)
  General, administrative and
   other..........................        34,995         29,937         19,807
  Taxes, other than income........        21,715         18,813         13,233
                                   -------------  -------------  -------------
    Total.........................       293,618        227,004        147,111
                                   -------------  -------------  -------------
Operating Income (Loss)...........        36,823         (6,153)        32,029
Other Income (Expense)--Net.......         2,092             64           (314)
Interest Income...................            66          1,027            671
Interest and Other Financing
 Costs............................       (22,667)       (14,617)       (20,919)
                                   -------------  -------------  -------------
Income (Loss) Before Income
 Taxes............................        16,314        (19,679)        11,467
Income Taxes (Benefit)............         5,540         (7,177)          (334)
                                   -------------  -------------  -------------
Net Income (Loss)................. $      10,774  $     (12,502) $      11,801
                                   =============  =============  =============
Pro Forma Information--Change in
 Tax Status:
  Income before income taxes......                               $      11,467
  Income taxes (including income
   taxes on partnership
   operations)....................                                       3,990
                                                                 -------------
  Net Income......................                               $       7,477
                                                                 =============
Net Income (Loss) Per Share (Pro
 Forma for 1994).................. $        0.09  $       (0.11) $        0.07
                                   =============  =============  =============
Weighted Average Shares
 Outstanding......................       125,917        111,137        105,821
                                   =============  =============  =============

                See Notes to Consolidated Financial Statements.

                           ENSERCH EXPLORATION, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                  YEAR ENDED DECEMBER 31
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss)........................... $  10,774  $ (12,502) $  11,801
  Depreciation and amortization...............   150,435    116,614     80,819
  Deferred income taxes (benefit).............     1,795     (9,520)      (366)
  Sale of inactive pipeline...................                          (7,551)
  Other.......................................   (12,625)   (11,760)   (10,332)
  Changes in current operating assets and
   liabilities
    Accounts receivable.......................   (10,808)   (22,824)     3,464
    Other current assets......................    (3,361)    (6,199)   (26,333)
    Accounts payable..........................    (2,883)    33,854     11,894
    Other current liabilities.................     1,579     (3,673)    (1,714)
                                               ---------  ---------  ---------
    Net cash flows from operating activities..   134,906     83,990     61,682
                                               ---------  ---------  ---------
INVESTING ACTIVITIES
  Additions of property, plant and equipment..  (204,363)  (189,399)  (132,590)
  Proceeds from dispositions of property,
   plant and equipment........................   140,863     54,977     13,051
  Purchase of DALEN, net of cash acquired.....             (332,888)
  Collection of note receivable from
   affiliated company.........................               86,077
  Other.......................................       507     (6,939)    10,755
                                               ---------  ---------  ---------
    Net cash flows used in investing
     activities...............................   (62,993)  (388,172)  (108,784)
                                               ---------  ---------  ---------
FINANCING ACTIVITIES
  Borrowings under bank revolving credit
   agreement..................................   136,000    380,000
  Repayment of borrowings under bank revolving
   credit agreement...........................  (181,000)  (220,000)
  Changes in temporary advances with
   affiliated companies.......................   (28,993)   (89,609)    76,331
  Payments of capital lease obligations.......    (3,832)    (4,424)
  Increase (Decrease) in advances under
   leasing arrangements--net..................     5,457               (32,771)
  Borrowings under bridge loan................              150,000
  Repayment of DALEN bank debt assumed at
   acquisition................................             (115,000)
  Issuance of common stock....................       249    207,940
  Issuance of company-obligated mandatorily
   redeemable preferred securities of
   subsidiary.................................              150,000
  Repayment of borrowings under bridge loan...             (150,000)
  Proceeds from long term notes payable to
   affiliated companies.......................                          11,000
  Cash distributions paid.....................                          (7,842)
  Other.......................................               (3,413)       275
                                               ---------  ---------  ---------
    Net cash flows (used in) from financing
     activities...............................   (72,119)   305,494     46,993
                                               ---------  ---------  ---------
Net Increase (Decrease) in Cash...............      (206)     1,312       (109)
Cash at Beginning of Year.....................     1,546        234        343
                                               ---------  ---------  ---------
Cash at End of Year........................... $   1,340  $   1,546  $     234
                                               =========  =========  =========

                See Notes to Consolidated Financial Statements.

                           ENSERCH EXPLORATION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31
                                                           ---------------------
                                                              1996       1995
                                                           ---------- ----------
                                                              (IN THOUSANDS)
                         ASSETS
Current Assets
  Cash...................................................  $    1,340 $    1,546
  Accounts receivable--trade (net of allowance for
   possible losses of $1,351 and $1,814).................      61,654     46,749
  Accounts receivable--affiliated companies..............      16,549     20,646
  Temporary advances--affiliated companies...............      13,133
  Other..................................................      18,181     14,820
                                                           ---------- ----------
    Total current assets.................................     110,857     83,761
                                                           ---------- ----------
Property, Plant and Equipment (at cost)
  Gas and oil properties (full cost method, $233,478 and
   $243,740 excluded from amortization base).............   2,806,536  2,602,454
  Other..................................................      21,957     20,684
                                                           ---------- ----------
    Total................................................   2,828,493  2,623,138
  Less accumulated depreciation and amortization.........   1,081,845    952,538
                                                           ---------- ----------
    Net property, plant and equipment....................   1,746,648  1,670,600
                                                           ---------- ----------
Other Assets.............................................      14,634     22,471
                                                           ---------- ----------
    Total................................................  $1,872,139 $1,776,832
                                                           ========== ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable--trade................................  $   90,922 $   95,386
  Accounts payable--affiliated companies.................       8,924      6,836
  Temporary advances--affiliated companies...............                 15,860
  Advances under leasing arrangements....................       5,457
  Current portion of capital lease obligations...........       3,250      3,859
  Other..................................................      10,584      9,005
                                                           ---------- ----------
    Total current liabilities............................     119,137    130,946
                                                           ---------- ----------
Bank Revolving Credit Agreement..........................     115,000    160,000
                                                           ---------- ----------
Capital Lease Obligations................................     241,735     94,184
                                                           ---------- ----------
Other Liabilities
  Deferred income taxes..................................     273,801    271,618
  Other liabilities......................................      28,249     37,856
                                                           ---------- ----------
    Total other liabilities..............................     302,050    309,474
                                                           ---------- ----------
Company--Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary................................     150,000    150,000
Commitments and Contingent Liabilities (Notes 7 and 14)
Preferred Stock--authorized 2 million shares, none issued
 at December 31, 1996, 15 shares issued to subsidiary at
 December 31, 1995 (eliminated in consolidation)
Shareholders' Equity.....................................     944,217    932,228
                                                           ---------- ----------
    Total................................................  $1,872,139 $1,776,832
                                                           ========== ==========

                See Notes to Consolidated Financial Statements.

                           ENSERCH EXPLORATION, INC.

                          STATEMENTS OF OWNERS' EQUITY
           FOR THE THREE YEARS ENDED DECEMBER 31, 1996(IN THOUSANDS)

Balance, December 31, 1993........................................... $ 630,685
 Net income..........................................................    11,801
 Reorganization Adjustments
  Assumption by ENSERCH Companies
   Assets and obligations of offshore facilities and leases..........   (24,418)
   EP's notes payable to other ENSERCH Companies and EPO.............   395,077
   Accrued interest on notes payable.................................    12,566
   Assumption of deferred income taxes by EEX........................  (289,703)
                                                                      ---------
Balance December 31, 1994............................................ $ 736,008
                                                                      =========

                            COMMON STOCK
                             ($1.00 PAR
                               VALUE,
                           AUTHORIZED 200
                          MILLION SHARES)                      UNAMORTIZED
                          ----------------                      RESTRICTED               TOTAL
                          SHARES           PAID IN                STOCK     TREASURY SHAREHOLDERS'
                          ISSUED   AMOUNT  CAPITAL   DEFICIT   COMPENSATION  STOCK      EQUITY
                          ------- -------- --------  --------  ------------ -------- -------------
Balance, December 31,
 1994...................  105,821 $105,821 $630,187                                    $736,008
 Net loss...............                             $(12,502)                          (12,502)
 Adjustment for
  acquisition of
  international and
  SACROC operations.....                     (2,798)                                     (2,798)
 Additional deferred
  income tax benefit
  from reorganization...                      3,480                                       3,480
 Common shares issued
  for
 Cash sale to public....   20,000   20,000  187,872                                     207,872
 Stock plans............        6        6       62                                          68
 Unamortized restricted
  stock compensation
 Shares granted.........       56       56      617              $  (673)
 Amortization...........                                             100                    100
 Market valuation
  adjustments...........                        (22)                  22
                          ------- -------- --------  --------    -------     -----     --------
Balance, December 31,
 1995...................  125,883  125,883  819,398   (12,502)      (551)               932,228
 Net income.............                               10,774                            10,774
 Common shares issued
  for stock plans.......       24       24      225                                         249
 Unamortized restricted
  stock compensation
 Shares granted.........      137      137    1,145               (1,190)                    92
 Restrictions lifted....                                             756                    756
 Awards canceled (25
  thousand shares)......                                             230     $(230)
 Amortization...........                                             132                    132
 Market valuation
  adjustments...........                         40                  (54)                   (14)
                          ------- -------- --------  --------    -------     -----     --------
Balance, December 31,
 1996...................  126,044 $126,044 $820,808  $ (1,728)   $  (677)    $(230)    $944,217
                          ======= ======== ========  ========    =======     =====     ========

                See Notes to Consolidated Financial Statements.

                           ENSERCH EXPLORATION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Enserch Exploration, Inc. (EEX), a natural gas and oil exploration and production company with activities focused in Texas and the Gulf of Mexico, is 83.3% owned by ENSERCH Corporation (ENSERCH) at year end 1996. All dollar amounts, except per share amounts, in the notes to consolidated financial statements are stated in thousands unless otherwise indicated.

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

  In 1995, EEX acquired the international gas and oil and SACROC operations from ENSERCH in exchange for cash and EEX Common Stock. ENSERCH's historical carrying value of the assets acquired and liabilities assumed has been recorded by EEX.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of EEX and its subsidiaries. The preparation of financial statements requires the use of significant estimates and assumptions by management; actual results could differ from those estimates.

  Earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period, including common equivalent shares when dilutive.

  Gas and Oil Properties--The full cost accounting method as prescribed by the Securities and Exchange Commission (SEC) is followed for gas and oil properties. Under this method, all acquisition, exploration and development costs incurred, including salaries, benefits and other internal costs directly attributable to these activities, are capitalized. All costs associated with production and general corporate activities are expensed in the period incurred. Costs directly associated with the acquisition and evaluation of unproved gas and oil properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed periodically and a provision for impairment is made to the full cost amortization base when appropriate. Amortization of evaluated gas and oil properties, including assets acquired under capital leases, is computed on the unit of production method using estimated proved gas and oil reserves quantified on the basis of their equivalent energy content. Depreciation of other property, plant and equipment is provided principally by the straight line method over the estimated service lives of the related assets. At December 31, 1996, estimates of future site restoration, dismantlement and abandonment costs, as assessed on an overall cost center basis, were less than estimates of future salvage values. Therefore, no accruals were required.

                           ENSERCH EXPLORATION, INC.

  Derivative Instruments--The Company frequently enters into swaps, futures, options and other derivative contracts to hedge the impact of market fluctuations in gas and oil prices on anticipated future gas and oil production. The Company defers the impact of changes in the market value of the contracts that serve as hedges until the related transaction is completed. The Company also enters into interest rate swaps to manage risk associated with interest rates and reduce the Company's exposure to interest rate fluctuations. Interest rate swaps are valued on a periodic basis, with resulting differences recognized as an adjustment to interest and other financing costs over the term of the agreement.

  Stock Based Employee Compensation--Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS123) encourages, but does not require companies to record compensation cost for stock based employee compensation plans at fair value. EEX has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of EEX's stock at the date of the grant over the amount an employee must pay to acquire the stock. The final compensation cost for restricted stock awards is based on the quoted market price of EEX's stock at the date the award becomes vested (See Note 9).

3. SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest, net of amounts capitalized, was $23,422 in 1996, $11,890 in 1995 and $20,248 in 1994. Net cash income taxes paid were $1,530 in 1996 and $6,011 in 1995.

  The table below summarizes non cash investing and financing activities:

                                                     1996     1995      1994
                                                   -------- --------  --------
   Capital asset and lease obligations assumed.... $150,775           $155,855
                                                   ========           ========
   Capital asset and lease obligations assumed by
    others........................................          $(53,388)
                                                            ========
   Purchase of DALEN
   Fair value of assets acquired..................          $474,755
   Cash paid for acquisition......................           332,888
                                                            --------
   Liabilities assumed............................          $141,867
                                                            ========

4. MERGER WITH LONE STAR ENERGY PLANT OPERATIONS, INC.

  On April 15, 1996, ENSERCH announced that it had entered into a merger agreement with Texas Utilities Company (TUC), subject to shareholder and regulatory approval. The merger is to be preceded by the distribution of ENSERCH's approximate 83% interest in EEX to the ENSERCH shareholders.

  In connection with this distribution, EEX will merge with Lone Star Energy Plant Operations, Inc. (LSEPO), a subsidiary of ENSERCH. LSEPO operates and maintains, under long term contracts, three cogeneration facilities. The value of LSEPO was fixed at $7.0 million, which includes an ENSERCH working capital guarantee of $3.5 million. The number of shares issued by the merged entity in exchange for the outstanding LSEPO common stock will be determined by dividing $7 million by the average of the closing sales price of EEX common stock for the 15 trading days preceding the fifth trading day prior to the effective time of the merger. An average market price for EEX shares of $9.00 per share (778,000 shares) was assumed to determine the pro forma shares outstanding and pro forma earnings per share of the combined entities.

                           ENSERCH EXPLORATION, INC.

  On November 15, 1996, in separate meetings, the shareholders of TUC, ENSERCH and EEX approved the mergers and the related distribution. All regulatory approvals have been received except for the approval by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 where the approval process is proceeding. The Antitrust Division of the U.S. Department of Justice (DOJ) has notified ENSERCH and TUC that its investigation of the proposed merger has been closed without the DOJ taking any action or requiring ENSERCH or TUC to take any action. In a private letter ruling, the Internal Revenue Service notified ENSERCH that neither ENSERCH nor its shareholders will recognize taxable gain in the distribution of EEX stock.

  Following is a summary of pro forma combined results of operations of EEX and LSEPO:

                                                     1996     1995      1994
                                                   -------- --------  --------
   Revenues....................................... $337,953 $237,358  $191,866
   Operating Income (Loss)........................   38,299   (3,904)   33,432
   Net Income (Loss)..............................   11,707  (11,132)   12,614
   Net Income (Loss) After Pro Forma Income Taxes
    on Partnership Operations.....................   11,707  (11,132)    8,290
   Net Income (Loss) Per Share....................      .09     (.10)      .08

5. DALEN ACQUISITION

  On June 8, 1995, EEX acquired all the capital stock of DALEN Corporation (DALEN) for cash of $340 million and assumed DALEN's bank debt of $115 million. The acquisition was accounted for as a purchase. The assets acquired and the liabilities assumed were recorded at their estimated fair values. Essentially all of the valuation adjustment was assigned to gas and oil properties.

  Assuming the DALEN acquisition had occurred at the beginning of 1995, EEX pro forma 1995 results of operations would include revenues of $269,175; an operating loss of $5,746; a net loss of $22,201 and a net loss per share of $0.20.

6. BORROWINGS AND CREDIT AGREEMENTS

  EEX has a $350 million revolving credit line with a group of banks that matures on August 1, 2001, of which $235 million was unused at December 31, 1996. The revolving credit agreement limits, at all times, total debt, as defined, to the lesser of 60% of capitalization, as defined, or $900 million, and prohibits liens on property except under certain circumstances. The interest rate ranges from the London Inter-Bank Offered Rate (LIBOR) (5.61% in effect at December 31, 1996) plus .35% to .75% per annum, plus a facility fee of from .15% to .25% per annum, depending upon the consolidated capitalization ratio.

  EEX has a $50 million borrowing arrangement with ENSERCH to meet short term cash needs. Under this arrangement, ENSERCH may advance funds to EEX, and EEX may advance funds to ENSERCH. At December 31, 1996, EEX had a receivable from ENSERCH of $13 million under this arrangement with interest based on LIBOR (5.6% at December 31, 1996). This agreement will terminate upon the merger of ENSERCH and TUC.

                                                       1996     1995     1994
                                                      -------  -------  -------
   Interest and Other Financing Costs:
     Interest costs incurred......................... $29,123  $19,531  $25,678
     Interest capitalized............................  (6,456)  (4,914)  (4,759)
                                                      -------  -------  -------
     Interest charged to expense..................... $22,667  $14,617  $20,919
                                                      =======  =======  =======

                           ENSERCH EXPLORATION, INC.

7. LEASE COMMITMENTS

  The equipment and facilities used in developing and producing reserves in the Mississippi Canyon Block 441 and the Cooper Project were originally financed under equipment leases between certain financial institutions and EPO. In connection with the merger of EPO into EEX, the leases were assigned to and assumed by Enserch Exploration Holdings, Inc. (EEH), wholly owned by ENSERCH. EEX entered into three subleases with EEH for such offshore facilities. For accounting purposes, one of the leases was an operating lease, and two were capital leases.

  A component of the payments to be made by EEX under the subleases was based on a floating interest rate of LIBOR plus 1.50% per annum. However, effective November 1995, ENSERCH entered into an interest rate swap on a notional amount of $150 million to fix its costs and agreed to fix the interest rate to EEX accordingly at 7.2% (see Note 10).

  In October 1996, the Mississippi Canyon Block 441 equipment and facilities were refinanced through certain financial institutions. EEX simultaneously entered into a lease of the facilities which extends through October 2001. For accounting purposes, this lease is classified as a capital lease. EEX has an option to purchase the facilities for a fixed amount at the early buy-out date of July 22, 2000, or for fair market value at the end of the lease term. There are no renewal options. Interest on the lease was fixed at 6.97%.

  In December 1996, the Cooper Project equipment and facilities were refinanced through certain financial institutions. EEX simultaneously entered into two leases of the facilities extending through December 30, 2010, with the option to renew the leases, with the consent of the lessors, for up to five years. For accounting purposes, these leases are classified as capital leases. The Company has the option to purchase the facilities for fair market value on any renewal date, or for fixed amounts or fair market value at the end of the initial lease term. The leases also contain two early buy-out option dates on which the Company may purchase the facilities for fixed amounts, and other special purchase options. Interest on the leases was fixed at 6.51%. EEX is currently required to maintain a $65 million letter of credit in support of the equity owners of the leased facilities.

  In June 1996, EEX entered into an operating lease arrangement to provide financing for the offshore platform and related facilities of its 40% owned Green Canyon 254 (Allegheny) project. The lessor will fund the construction cost of the facilities quarterly, up to a maximum of $200 million. As of December 31, 1996, a total of $18 million had been advanced to EEX under the lease as agent for the lessor, $5.5 million of which was unexpended and reflected as a current liability. EEX will lease the facilities for an initial period through June 29, 2003, with the option to renew the lease, with the consent of the lessor, for up to three successive three year periods. EEX, as agent for the lessors, will acquire, construct, and operate the leased property and has guaranteed completion of construction of the facilities. EEX has the option to purchase the facilities at the end of the initial lease term and has guaranteed an estimated residual value of approximately $160 million, assuming the full lease amounts are advanced and expended, should the lease not be renewed. Lease payments are being deferred during the construction period and will be amortized when production begins.

  EEX also leases buildings and office space under noncancelable operating leases that expire at various dates through 2002.

                           ENSERCH EXPLORATION, INC.

  Estimated future minimum payments under noncancelable operating and capital leases with initial or remaining terms of one year or more at December 31, 1996 are as follows:

                                                             OPERATING CAPITAL
                                                              LEASES    LEASES
                                                             --------- --------
   1997.....................................................  $ 5,083  $ 12,222
   1998.....................................................    4,456    23,346
   1999.....................................................    2,673    25,147
   2000.....................................................    3,535    30,948
   2001.....................................................    4,328    25,998
   Thereafter...............................................   17,777   236,705
                                                              -------  --------
     Total..................................................  $37,852   354,366
                                                              =======
     Less interest factor...................................            109,381
                                                                       --------
     Capital lease obligations..............................           $244,985
                                                                       ========

  Assets recorded under capital leases are as follows:

                                                               1996      1995
                                                             --------  --------
   Property and equipment................................... $249,699  $102,467
   Accumulated depreciation and amortization................   (9,560)   (3,450)
                                                             --------  --------
     Net.................................................... $240,139  $ 99,017
                                                             ========  ========

  The Company also bears an allocated share of rental expenses incurred by ENSERCH companies under noncancelable long-term operating leases, principally for office space and equipment. Rental expenses incurred under all operating leases totaled $21,110, $6,468 and $3,102 in 1996, 1995 and 1994, respectively.

8. COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

  On August 4, 1995, a subsidiary (Issuer), whose common equity interests are wholly owned by EEX Capital L.L.C. (Capital), a limited liability company wholly owned by EEX, completed the private placement of $150 million of adjustable rate mandatorily redeemable preferred securities. Issuer is a special purpose finance subsidiary and neither Issuer nor Capital has operations independent from EEX. The proceeds were loaned, under a Demand Note, by Issuer to Capital. Capital used the proceeds to purchase preferred stock from EEX and EEX repaid the bridge loan. In 1996 EEX repurchased at par the fifteen shares held by Capital for $150 million through the issuance of a demand note in that amount. This demand note is eliminated in consolidation. Issuer's preferred securities are reflected on the balance sheet as "Company-obligated mandatorily redeemable preferred securities of subsidiary." Interest payments on the EEX demand note support the interest payments due under the Demand Note loan agreement which, in turn, support the dividend requirements of Issuer's preferred securities. Dividends on Issuer's preferred securities are based on LIBOR plus 0.5% to 1.0% per annum and are reflected in interest and other financing costs in the statements of consolidated operations. In late 1995, EEX entered into an interest rate swap which effectively fixes the rate for the dividend on these preferred securities at 6.37% as of December 31, 1996 (see Note 10). EEX has guaranteed Capital's obligations under the Demand Note. The mandatory redemption date for Issuer's preferred securities is the earlier of August 4, 2005 or the Demand Note repayment date.

9. STOCK PLANS

  The Company's Revised and Amended 1996 Stock Incentive Plan (the "Plan"), provides for awards to officers, directors and key employees of restricted stock, stock options to purchase shares of common stock of

                           ENSERCH EXPLORATION, INC.

EEX, or a combination of both. EEX has reserved 3,698,500 shares of its common stock for issuance under the Plan. Options granted under the Plan have an exercise price of not less than the fair market value of the common stock on the grant date. Options become exercisable over four years and expire after ten years. The terms for the release of restrictions on awards of restricted stock may be performance based, time based, or a combination of both, and each award may have different restrictions and conditions.

  The following is a summary of stock option activity under the Plan:

                                                    1996              1995
                                             ------------------ ----------------
                                                       WEIGHTED         WEIGHTED
                                                       AVERAGE          AVERAGE
                                                       EXERCISE         EXERCISE
                                              SHARES    PRICE   SHARES   PRICE
                                             --------- -------- ------- --------
   Outstanding--Beginning of year...........   170,000  $10.94      --      --
     Granted................................ 1,066,500    9.33  173,000  $10.92
     Exercised..............................    10,000    9.75      --      --
     Canceled...............................   255,000    9.50    3,000    9.75
                                             ---------  ------  -------  ------
   Outstanding--End of year.................   971,500  $ 9.56  170,000  $10.94
                                             =========  ======  =======  ======

  The following is a summary of Plan stock options outstanding at December 31, 1996:

                                                    EXERCISABLE OPTIONS
                                WEIGHTED            ---------------------
                    NUMBER      AVERAGE    WEIGHTED             WEIGHTED
     RANGE OF         OF       REMAINING   AVERAGE   NUMBER     AVERAGE
     EXERCISE       OPTIONS   CONTRACTUAL  EXERCISE    OF       EXERCISE
      PRICES      OUTSTANDING LIFE (YEARS)  PRICE    OPTIONS     PRICE
   -------------  ----------- ------------ -------- ---------- ----------
   $8.81-$9.75      927,500        10       $ 9.34     257,500  $    9.73
   $12.69-$14.50     44,000         8       $14.34      44,000  $   14.34
                    -------                         ----------
                    971,500                            301,500
                    =======                         ==========

  A summary of restricted stock award activity follows:

                                                                NUMBER OF SHARES
                                                                -----------------
                                                                  1996    1995
                                                                -------- --------
   Outstanding -- Beginning of year............................   56,000     --
     Awarded...................................................  137,000  56,000
     Restrictions Lifted.......................................   98,000     --
     Canceled..................................................   25,000     --
                                                                -------- -------
   Outstanding -- End of year..................................   70,000  56,000
                                                                ======== =======

  The weighted average grant date fair value of restricted stock awarded during 1996 was $9.36. Fair value is equal to the common stock fair market value on the grant date. On September 10, 1996, the Board of Directors approved the Preliminary Plan of Merger with LSEPO. As a result, all restrictions on outstanding shares awarded prior to that date were lifted.

  In 1996 the Company adopted the Employee Stock Option Plan for eligible employees not covered by the Plan described above. Stock options granted to purchase shares of EEX common stock have an exercise price of not less than the fair market value of the common stock on the grant date. EEX has reserved
1.3 million shares for issuance under this plan. Options become exercisable over three years and expire after ten years. In 1996, the

                           ENSERCH EXPLORATION, INC.

Company granted 1,102,450 options at a weighted average exercise price of $11.00. No options were exercised or canceled in 1996 and none were exercisable at December 31, 1996. Exercise prices range from $10.69 to $11.25 and these options have a weighted average remaining contractual life of 10 years.

  Total compensation cost recognized in income for 1996 and 1995 for stock based employee compensation awards was immaterial. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                1996     1995
                                                               ------- --------
   Net income (loss)           As reported...................  $10,774 $(12,502)
                               Pro forma.....................  $ 9,682 $(12,603)
   Net income (loss) per share As reported...................  $   .09 $  (0.11)
                               Pro forma.....................  $   .08 $  (0.11)

  The effects of applying SFAS123 in this pro forma disclosure are not indicative of future amounts as additional awards in future years are anticipated.

  The weighted average grant date fair value of options granted during 1996 was $4.72. Fair value of options was calculated by using the Black-Scholes options pricing model using the following weighted average assumptions for 1996 activity: risk free interest rate of 6.17%, expected life of 6 years, expected volatility of 37% and no dividend yield.

10. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

  The Company's operations involve managing market risks related to changes in interest rates and commodity prices. Derivative financial instruments, specifically swaps, futures, options and other contracts, are used to reduce and manage those risks.

  Interest Rate Swaps--In November 1995, the Company entered into an interest rate swap on a notional amount of $150 million to fix the interest rate associated with the company-obligated mandatorily redeemable preferred securities of subsidiary (see Note 8). The notional amount declines on a schedule that parallels the estimated redemption of the securities and terminates in July 2000. Under the swap agreement, EEX is to receive interest on the outstanding notional amount at a rate (5.53% in effect at December 31, 1996) based on LIBOR, reset quarterly, and is to pay a fixed rate of 5.8%. The net effect of the swap fixes the rate on the preferred dividends at 6.37% at December 31, 1996. The Company is exposed to market risk under this swap agreement due to the possibility of exchanging a lower interest rate for a higher interest rate. The counter-parties are major financial institutions, and the risk of incurring losses related to credit risk is considered by the Company to be remote.

  In December 1996, in connection with the refinancing of the Cooper Project leasing arrangements (See Note 7), the Company recognized a $1.4 million after tax ($2.2 million pre-tax) gain on the settlement of the related interest rate swap which had been in effect since December 1995 on a notional amount of $150 million.

  Commodity Hedging Activities--The Company enters into swaps, futures and other derivative contracts to hedge the price risks associated with a portion of anticipated future gas and oil production. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or exchanged for physical delivery contracts. The Company does not obtain collateral to support the agreements but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance by

                           ENSERCH EXPLORATION, INC.

counter-parties, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

  Gas and oil hedging activities reduced revenues $20 million in 1996 and increased revenues $.1 million and $4.3 million in 1995 and 1994, respectively.

  At December 31, 1996, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through December 31, 1997 to exchange payments on 32 Bcf of natural gas and 365 MBbls of oil. The weighted average strike price and market price per Mcf of natural gas was $2.47 and $2.37, respectively, and the weighted average strike price and market price per barrel of oil was $25.00 and $25.32, respectively. At December 31, 1996 there were $3.0 million of net unrealized and unrecognized hedging gains based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading month. In addition, there were $5.1 million of realized losses on hedging activities which were deferred and will be applied as a reduction in revenues in January 1997, the month of physical sale of production.

  Fair Value of Financial Instruments--At December 31, 1996, the estimated proceeds the Company would have received to terminate or otherwise settle gas and oil swaps, collars and futures agreements were $3.0 million and interest rate swaps were $.9 million, which represented their fair value. The fair value of all other financial instruments at December 31, 1996 and 1995, including the revolving credit agreement and the company-obligated mandatorily redeemable preferred securities of subsidiary, approximated carrying value.

11. INCOME TAXES

  For periods prior to 1995, except for international and SACROC operations, the Company operated as a partnership, and the income or loss of the partnership was includable in the tax returns of the individual partners. Accordingly, no recognition was given to income taxes on partnership operations. EEX, as a corporation, is a taxable entity; its operations are included in ENSERCH's consolidated federal income tax return. Pursuant to a tax sharing agreement, EEX and ENSERCH make or receive payments determined as though EEX and its subsidiaries filed a separate consolidated federal income tax return. The accompanying statements of operations for periods prior to 1995 include a pro forma provision for income taxes on the partnership operations based on the applicable corporate federal statutory rate.

PROVISION (BENEFIT) FOR INCOME TAXES:

                                                           1996   1995    1994
                                                          ------ -------  -----
   Federal:
     Current............................................. $3,745 $ 2,343  $  32
     Deferred............................................  1,795  (9,520)  (366)
                                                          ------ -------  -----
       Total............................................. $5,540 $(7,177) $(334)
                                                          ====== =======  =====

                           ENSERCH EXPLORATION, INC.

RECONCILIATION OF INCOME TAXES (BENEFIT) COMPUTED AT THE FEDERAL STATUTORY RATE TO PROVISION FOR INCOME TAXES (BENEFIT):

   Income (loss) before income taxes:
     Domestic..................................... $18,808  $(15,578) $12,623
     Foreign......................................  (2,494)   (4,101)  (1,156)
                                                   -------  --------  -------
       Total...................................... $16,314  $(19,679) $11,467
                                                   =======  ========  =======
   Income taxes (benefit) computed at the federal
    statutory rate of 35%......................... $ 5,710  $ (6,888) $ 4,013
   Percentage depletion...........................    (334)     (322)     (23)
   Other--net.....................................     164        33
                                                   -------  --------  -------
       Total pro forma income taxes (benefit).....   5,540    (7,177)   3,990
   Less pro forma income taxes (benefit)
    applicable to partnership operations..........                     (4,324)
                                                   -------  --------  -------
       Provision for income taxes (benefit)....... $ 5,540  $ (7,177) $  (334)
                                                   =======  ========  =======

  The deferred tax effect of the difference in financial accounting basis and income tax basis of EEX's assets and liabilities at December 31, 1996 and 1995 was as follows:

                                    1996                            1995
                         ------------------------------- ------------------------------
                          TOTAL   CURRENT     NONCURRENT  TOTAL   CURRENT    NONCURRENT
                         -------- -------     ---------- -------- -------    ----------
Deferred Tax Assets:
  Retirement and other
   employee benefit
   obligations.......... $    968 $   625      $    343  $  1,177  $ 426      $    751
  Accruals and
   allowances...........      473     473                     931    230           701
  Losses of controlled
   foreign
   corporations.........    8,079                 8,079     7,367                7,367
  All other.............      647                   647       332                  332
                         -------- -------      --------  --------  -----      --------
    Total............... $ 10,167 $ 1,098      $  9,069  $  9,807  $ 656      $  9,151
                         -------- -------      --------  --------  -----      --------
Deferred Tax
 Liabilities:
  Exploration and
   intangible
   development costs....  187,501               187,501   209,443              209,443
  Property-related
   differences..........   95,369                95,369    71,326               71,326
                         -------- -------      --------  --------  -----      --------
    Total...............  282,870               282,870   280,769              280,769
                         -------- -------      --------  --------  -----      --------
Net deferred tax
 liability (asset)...... $272,703 $(1,098)(a)  $273,801  $270,962  $(656)(a)  $271,618
                         ======== =======      ========  ========  =====      ========

--------
(a) Included in other current assets in the balance sheet.

12. EMPLOYEE BENEFIT PLANS

  At December 31, 1996, substantially all employees were covered by an ENSERCH pension plan, and some retirees are eligible for varying levels of health care and life insurance benefits. Employees hired after July 1, 1989 are not eligible for medical benefits when they retire. The allocation of the costs of these plans is actuarially determined. As a result of ENSERCH's pending distribution of EEX stock to ENSERCH Corporation shareholders (see Note 4), the Company intends to establish new plans which will provide substantially the same benefits as the ENSERCH plans.

                           ENSERCH EXPLORATION, INC.

EMPLOYEE BENEFIT PLAN COSTS (in millions):

                                                       1996     1995    1994
                                                      -------  -------  -----
     Pension--ENSERCH................................ $   3.5  $   4.5  $ 6.5
   --Allocated to EEX................................      .8       .6    1.2
     Postretirement health care and
      life insurance--ENSERCH........................ $   9.8  $   9.8  $10.2
      --Allocated to EEX.............................      .8       .8     .8

ENSERCH PENSION PLAN INFORMATION:

   Valuation Assumptions:
     Discount rate...................................    7.75%    7.65%  9.00%
     Rate of increase in compensation levels.........    4.00%    4.00%  4.00%
     Expected long-term rate of return on assets.....    9.50%    9.50%  9.50%
   Amounts Recognized (in millions):
     Actuarial present value of pension benefit
      obligation:
      Vested benefit obligation...................... $(302.4) $(297.0)
                                                      =======  =======
      Accumulated benefit obligation................. $(305.0) $(299.3)
                                                      =======  =======
      Projected pension benefit obligation........... $(333.9) $(327.9)
     Plan assets at fair value.......................   285.8    263.1
                                                      -------  -------
     Projected benefit obligation in excess of plan
      assets.........................................   (48.1)   (64.8)
     Unrecognized net asset at transition............   ( 3.4)    (6.0)
     Unrecognized prior service cost (credit)........   ( 3.6)    (3.5)
     Unrecognized net actuarial loss.................     3.4     16.9
                                                      -------  -------
     ENSERCH accrued pension cost.................... $ (51.7) $ (57.4)
                                                      =======  =======
     EEX accrued pension cost........................ $  (4.9) $  (4.3)
                                                      =======  =======

ENSERCH POSTRETIREMENT BENEFIT INFORMATION:

   Valuation Assumptions:
     Discount rate...................................    7.75%    7.65%  9.00%
     Medical cost trend rate.........................    6.50%    7.00% 12.00%
   Amounts Recognized (in millions):
     Accumulated postretirement benefit obligation... $ (73.2) $ (75.5)
     Unrecognized obligation at transition...........    53.0     58.1
     Unrecognized net actuarial loss.................    10.7     10.0
                                                      -------  -------
     ENSERCH accrued postretirement benefit cost..... $  (9.5) $  (7.4)
                                                      =======  =======
     EEX accrued postretirement benefit cost......... $  (1.0) $   (.7)
                                                      =======  =======

  The assumed health care cost trend rate is 6.5% for 1996, declining gradually to 4.5% after 1999, and remaining at that level thereafter. If the health care cost trend rate were increased by 1%, the accumulated postretirement benefit obligation of ENSERCH as of December 31, 1996 and the net periodic postretirement benefit costs of ENSERCH for 1996 would be increased by $4.2 million and $.3 million, respectively.

  Investment Plan--At December 31, 1996 ENSERCH provided a voluntary contributory investment plan that was available to substantially all employees of the Company. The Company's share of costs under the plan was

                           ENSERCH EXPLORATION, INC.

$425, $304 and $236 in 1996, 1995 and 1994, respectively. The Company intends to establish a new plan with substantially the same provisions as the ENSERCH plan.

13. RELATED PARTY TRANSACTIONS

  In the ordinary course of business, the Company engages in various transactions with ENSERCH and its affiliates. The Company is charged for direct costs incurred by ENSERCH Companies that are associated with managing the Company's business and operations. Additionally, the Company is charged for indirect costs including the general and administrative staff costs incurred by ENSERCH in performing accounting, treasury, internal audit, income tax planning and compliance, legal, information systems, human resources and other functions. Prior to July 1, 1994, the Company was not charged for the cost of ENSERCH elected officer management of these functions. Costs are determined on a basis that reasonably reflects the actual costs of services performed for EEX and may include allocations based on such factors as net capital employed, the number of employees or the percentage of time spent on projects or services. ENSERCH charges for all indirect costs amounted to $4,510, $2,725 and $2,162 in 1996, 1995 and 1994, respectively. Effective
January 1, 1997 responsibility for all management and administrative functions previously performed by ENSERCH, along with selected ENSERCH employees, were transferred to EEX and the ENSERCH allocations were discontinued.

  The Company had sales to certain ENSERCH companies (Enserch Energy Services, Inc., Lone Star Gas Company and Enserch Processing Company) that aggregated $86,235, $87,002 and $110,036 in 1996, 1995 and 1994, respectively.

  EEX incurred interest costs, including amounts capitalized, of $72, $3,389 and $21,579 in 1996, 1995 and 1994, respectively, on borrowings from ENSERCH Companies.

  Interest income on notes receivable from ENSERCH Companies was $66, $1,027 and $671 in 1996, 1995 and 1994, respectively.

  See Note 1 for information concerning transactions with ENSERCH companies in connection with the organization of the Company and Note 7 for information concerning lease transactions with affiliates.

14. CONTINGENT LIABILITIES

  Legal Proceedings--On March 23, 1994, a lawsuit was brought in the 299th District Court of Harris County, Texas against EPO (the Company's predecessor) and five other defendants by 19 royalty owners under leases contained within the Corby Gas Unit in Leon County, Texas. Defendants are working interest owners and lessees under the leases. The plaintiffs allege causes of action involving breach of express and implied obligations under the leases, drainage, failure to explore and develop for gas and oil under the leases, civil conspiracy, tortious interference with contractual relationships, specific performance, negligence and conversion. The plaintiffs seek to recover alleged actual damages in excess of $5.4 million, punitive damages of at least ten times the actual damages, if any, found by a jury, interest and attorneys' fees. The Company owned a 7.1% interest in these leases.

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

                           ENSERCH EXPLORATION, INC.

  A lawsuit was filed on February 24, 1987, in the 112th Judicial District of Sutton County, Texas, against certain subsidiaries and affiliates of ENSERCH, including predecessors of EEX. The plaintiffs initially claimed that defendants failed to make certain production and minimum purchase payments under a gas purchase contract. In this connection, the plaintiffs have alleged a conspiracy to violate purchase obligations, improper accounting of amounts due, fraud, misrepresentation, duress, failure to properly market gas and failure to act in good faith. Under amended pleadings filed in January, 1997, plaintiffs have added allegations of negligence and gross negligence in connection with the measurement of gas, and conversion. Plaintiffs seek actual damages in excess of $5 million and punitive damages in an amount equal to 0.5% of the consolidated gross revenues of ENSERCH for the years 1982 through 1986 (approximately $85 million), interest, costs and attorneys' fees.

  On April 17, 1996, a subsidiary of EEX was made a third party defendant in a lawsuit filed in the United States District Court for the Central Division of Utah. The original suit was instituted to quiet title to an oil and gas lease in Carbon County, Utah, which had been assigned to the plaintiffs by the subsidiary. The defendants, previous assignees of the lease, are seeking damages of $10 million from the subsidiary in the event the defendants lose their rights to the lease.

  Management believes that the named defendants have meritorious defenses to the claims made in these and other actions brought in the ordinary course of business. In the opinion of management, the Company will incur no liability from these and all other pending claims and suits that is material for financial reporting purposes.

  Environmental Matters--The Company is subject to federal, state and local environmental laws and regulations that regulate the discharge of materials into the environment. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The level of future expenditures for environmental matters, including costs of obtaining operating permits, equipment monitoring and modifications under the Clean Air Act and cleanup obligations, cannot be fully ascertained until the regulations that implement the applicable laws have been approved and adopted. It is management's opinion that all such costs, when finally determined, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

15. SUPPLEMENTARY GAS AND OIL INFORMATION

  Gas and Oil Producing Activities--The following tables set forth information relating to gas and oil producing activities of EEX. Reserve data for natural gas liquids attributable to leasehold interests owned by the Company are included in oil and condensate.

        CAPITALIZED COSTS                                    1996       1995
        -----------------                                 ---------- ----------
   Proved gas and oil properties......................... $2,573,058 $2,358,714
   Unproved gas and oil properties.......................    233,478    243,740
                                                          ---------- ----------
     Total............................................... $2,806,536 $2,602,454
                                                          ========== ==========
   Accumulated depreciation and amortization............. $1,066,771 $  940,356
                                                          ========== ==========

                           ENSERCH EXPLORATION, INC.

                                     1996            1995            1994
                                --------------- --------------- ---------------
                                          NON-            NON-            NON-
  COSTS INCURRED                  U.S.    U.S.    U.S.    U.S.    U.S.    U.S.
  --------------                -------- ------ -------- ------ -------- ------
Property acquisition costs:
  Proved....................... $  3,165        $356,326        $  1,562
  Unproved.....................   23,425         132,744          20,591
Exploration costs..............   84,603 $2,781   68,321 $9,000   60,145 $3,076
Development costs..............  100,395    628   77,601          56,767
                                -------- ------ -------- ------ -------- ------
    Total...................... $211,588 $3,409 $634,992 $9,000 $139,065 $3,076
                                ======== ====== ======== ====== ======== ======
Amortization (per MMBtu) (a)... $   1.08        $    .98        $    .96
                                ========        ========        ========

--------
(a) Amortization expense per unit of production converted to a common unit of measure, millions of British thermal units (MMBtu); on a per thousand cubic feet of gas equivalent (Mcfe) basis, the amounts are: $1.09, $1.00 and $.98

  Costs Excluded from the Amortizable Base as of December 31, 1996:

                                        YEAR INCURRED                 TOTAL AT
                                   ------------------------  PRIOR  DECEMBER 31,
                                    1996     1995    1994    YEARS      1996
                                   ------- -------- ------- ------- ------------
  Property acquisition costs...... $19,168 $ 56,520 $15,640 $ 1,261   $ 92,589
  Exploration costs...............  21,825   14,243  10,504   2,733     49,305
  Development costs...............   7,747   28,476  33,222  10,283     79,728
  Interest capitalized............   5,257    3,491   1,719   1,389     11,856
                                   ------- -------- ------- -------   --------
    Total......................... $53,997 $102,730 $61,085 $15,666   $233,478
                                   ======= ======== ======= =======   ========

  Approximately 51% of excluded costs relates to offshore activities in the Gulf of Mexico, about 45% is domestic onshore exploration activities and the remainder is non-U.S. The anticipated timing of the inclusion of these costs in the amortization computation will be determined by the rate at which exploratory and development activities continue, which are expected to be accomplished within ten years.

  The following information is required and defined by the Financial Accounting Standards Board. The disclosure does not represent the results of operations based on historical financial statements. In addition to requiring different determinations of revenues and costs, the disclosure excludes interest expense and corporate overhead.

                                  1996              1995             1994
                            ----------------  ----------------  --------------
                                      NON-              NON-             NON-
                              U.S.    U.S.      U.S.    U.S.      U.S.   U.S.
                            -------- -------  -------- -------  -------- -----
Results of Operations:
  Revenues................. $348,606          $218,565          $173,468
  Less:
   Production costs (a)....   94,172            65,520            43,899
   Exploration costs (b)...   10,176 $ 2,295     9,588 $ 2,260     8,407 $ 729
   Depreciation and amorti-
    zation (c).............  147,740           113,624     929    79,232
   Income tax effects......   33,447    (803)   10,119  (1,116)   14,647  (255)
                            -------- -------  -------- -------  -------- -----
     Net producing activi-
      ties................. $ 63,071 $(1,492) $ 19,714 $(2,073) $ 27,283 $(474)
                            ======== =======  ======== =======  ======== =====

--------
(a) Includes severance, ad valorem and production taxes.
(b) Includes internal costs that cannot be directly identified with acquisition, exploration or development activities.
(c) Amount for 1994 excludes a $7,551 gain from the sale of an inactive offshore pipeline and facilities, which was not related to gas and oil producing activities.

                           ENSERCH EXPLORATION, INC.

  Gas and Oil Reserves (Unaudited)--The following table of estimated proved and proved developed reserves of gas and oil has been prepared utilizing estimates of year end reserve quantities provided by DeGolyer and MacNaughton, independent petroleum consultants. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing gas and oil properties. Accordingly, the reserve estimates are expected to change as additional performance data becomes available.

                                  GAS (MMCF)                 OIL (MBBLS) (A)
                         -------------------------------  -----------------------
                           1996       1995       1994      1996    1995     1994
                         ---------  ---------  ---------  ------  -------  ------
U.S. Reserves:
At January 1............ 1,362,763  1,041,736  1,086,482  66,537   46,486  39,349
Changes in reserves
  Revisions of previous
   estimates............    (7,935)    26,802    (25,106) (8,173)   2,312    (499)
  Extensions, discover-
   ies and additions....    72,854     62,249     47,580   4,315   21,466   9,877
  Purchase of minerals
   in place.............    12,347    336,668        787           11,417      14
  Sales of minerals in
   place................  (123,861)   (14,497)      (894) (3,730) (11,274)    (28)
  Production............  (100,544)   (90,195)   (67,113) (5,740)  (3,870) (2,227)
                         ---------  ---------  ---------  ------  -------  ------
At December 31.......... 1,215,624  1,362,763  1,041,736  53,209   66,537  46,486
                         =========  =========  =========  ======  =======  ======
Proved Developed Re-
 serves
  At January 1..........   937,372    698,643    735,093  30,110   14,437  15,380
  At December 31........   859,094    937,372    698,643  27,938   30,110  14,437

--------
(a) Includes condensate and natural gas liquids of 1,103 MBbls for 1996, 3,593 MBbls for 1995 and 911 Mbbls for 1994.

                                                    GAS (MMCF)    OIL (MBBLS)
                                                    ---------- -----------------
                                                       1996    1996  1995  1994
                                                    ---------- ----- ----- -----
Non-U.S. Reserves:
At January 1.......................................    --      4,963 4,105   --
  Extensions, discoveries and additions............    618     1,045   858 4,105
                                                       ---     ----- ----- -----
At December 31.....................................    618     6,008 4,963 4,105
                                                       ===     ===== ===== =====

Proved reserves for all periods were undeveloped.

  Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserve Quantities (Unaudited)--has been prepared using estimated future production rates and associated production and development costs. Continuation of economic conditions existing at the balance sheet date was assumed. Accordingly, estimated future net cash flows were computed by applying prices and contracts in effect in December to estimated future production of proved gas and oil reserves, estimating future expenditures to develop proved reserves and estimating costs to produce the proved reserves based on average costs for the year. Average prices used in the computations were: Gas (per Mcf) $3.37 in 1996, $2.19 in 1995, and $2.29 in 1994; Oil (per
barrel) $23.33 in 1996, $16.91 in 1995, and $14.07 in 1994.

                           ENSERCH EXPLORATION, INC.

  Because reserve estimates are imprecise and changes in the other variables are unpredictable, the standardized measure should be interpreted as indicative of the order of magnitude only and not as precise amounts.

                                                    1996      1995      1994
                                                  --------  --------  --------
Standardized Measure (in millions):
  Future cash inflows............................ $5,474.3  $4,180.7  $3,081.5
  Future production and development costs........ (1,552.9) (1,512.7) (1,065.8)
  Future income tax expense...................... (1,030.2)   (597.1)   (542.6)
                                                  --------  --------  --------
  Future net cash flows..........................  2,891.2   2,070.9   1,473.1
  Less 10% annual discount.......................  1,176.1     843.5     593.8
                                                  --------  --------  --------
  Standardized measure of discounted future net
   cash flows.................................... $1,715.1  $1,227.4  $  879.3
                                                  ========  ========  ========
Change in Standardized Measure (in millions):
  Sales and transfers of gas and oil produced,
   net of
   production costs.............................. $ (254.4) $ (153.1) $ (120.5)
  Changes in prices, net of production and future
   development costs.............................  1,065.0      50.6     (33.9)
  Extensions, discoveries and improved recovery,
   less related costs............................    185.0     175.8     158.7
  Purchases of minerals in place.................      3.2     367.6       1.6
  Revisions of previous quantity estimates.......   (238.7)   (113.9)    (26.5)
  Sales of minerals in place.....................   (125.2)    (59.2)     (1.3)
  Accretion of discount..........................    144.4     102.3     102.7
  Net change in income taxes.....................   (329.6)     (3.1)   (295.3)
  Other..........................................     38.0     (18.9)     (8.8)
                                                  --------  --------  --------
    Total........................................ $  487.7  $  348.1  $ (223.3)
                                                  ========  ========  ========

  As the estimates of future site restoration, dismantlement and abandonment costs on an overall cost center basis are less than estimates of future salvage value, such costs were not included in the standardized measure.

                           ENSERCH EXPLORATION, INC.

                         QUARTERLY RESULTS (UNAUDITED)

  The results of operations of the Company by quarters are summarized below. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made.

                                                   QUARTER ENDED
                                     ------------------------------------------
                                     MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                     -------- -------  ------------ -----------
   1996:
     Revenues....................... $75,411  $84,936    $82,736      $87,358
     Operating Income...............   5,715   14,329      9,024        7,755
     Net Income.....................      84    5,273      2,073        3,344
     Net Income Per Share........... $   .00  $   .04    $   .02      $   .03
   1995:
     Revenues....................... $41,661  $47,987    $66,807      $64,396
     Operating Income (Loss)........     564   (4,969)     2,944       (4,692)
     Net Income (Loss)..............     624   (5,162)    (2,611)      (5,353)
     Net Income (Loss) Per Share.... $   .01  $  (.05)   $  (.02)     $  (.04)

              COMMON STOCK MARKET PRICES AND DIVIDEND INFORMATION

MARKET PRICES--EEX COMMON STOCK

  The Company's common stock is traded principally on the New York Stock Exchange under the symbol "EEX". The following table shows the high and low sales prices per share of the common stock of the Company reported in the New York Stock Exchange--Composite Transactions report for the periods shown as quoted in the Wall Street Journal.

                                                       1996          1995
                                                  -------------- ------------
                                                   HIGH    LOW    HIGH   LOW
                                                  ------- ------ ------- ----
   First Quarter................................. $   12  $   9  $11 1/8 $ 9 3/8
   Second Quarter................................  11 3/8  9 5/8  14 7/8  10 1/8
   Third Quarter.................................  11 1/2  8 1/4  14 3/4   10
   Fourth Quarter................................  11 7/8  8 7/8  11 5/8   9 1/4

COMMON STOCK DATA AT YEAR-END

                                                          1996    1995    1994
                                                         ------- ------- -------
   Shareholders of Record...............................   1,395   1,450   1,373
   Shares Outstanding (000's)........................... 126,044 125,883 105,821

DIVIDENDS PER SHARE OF COMMON STOCK

  There have been no dividends declared on the Company's common stock. The declaration of future dividends will be dependent upon business conditions, earnings, cash requirements and other relevant factors.