Form 10-Q
period 1997-03-31
ENSERCH EXPLORATION INC
filed 1997-05-15
CIK 931006

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1997

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________ to __________

                   Commission File No. 1-11413


                    ENSERCH EXPLORATION, INC.
      (Exact name of Registrant as specified in its charter)

                              Texas
  (State or other jurisdiction of incorporation or organization)

                            75-2556975
               (I.R.S. Employer Identification No.)

6688 North Central Expressway, Suite 1000, Dallas, Texas 75206-3922
        (Address of principal executive office) (Zip Code)

                          (214)692-4300
       (Registrant's telephone number, including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X    No
                            -----    -----

     Number of shares of Common Stock of Registrant outstanding as of May 13, 1997: 126,227,796

                PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                   ENSERCH EXPLORATION, INC.
  CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                               Three Months
                                              Ended March 31
                                           -------------------
                                             1997       1996
                                           --------   --------
                                            (In thousands except
                                             per share amounts)
Revenues
 Natural gas                              $  58,181   $ 54,101
 Oil and condensate                          25,157     19,366
 Natural gas liquids                          1,714      1,544
 Other                                           95        400
                                          ---------  ---------
    Total                                    85,147     75,411
                                          ---------  ---------

Costs and Expenses
 Production and operating                    13,568     19,592
 Exploration                                  2,774      2,860
 Depreciation and amortization               26,951     32,825
 Write down of gas and oil properties       385,200
 General, administrative and other            7,388      8,251
 Taxes, other than income                     4,612      6,168
                                          ---------   --------
    Total                                   440,493     69,696
                                          ---------   --------

Operating Income (Loss)                    (355,346)     5,715
Other Income (Expense) - Net                    (22)        (1)
Interest Income                                  52
Interest and Other Financing Costs           (5,927)    (5,651)
                                          ---------   --------

Income (Loss) Before Income Taxes          (361,243)        63
Income Taxes (Benefit)                     (126,513)       (21)
                                          ---------   --------

Net Income (Loss)                         $(234,730)  $     84
                                          =========   ========

Net Income (Loss) Per Share               $   (1.86)  $    .00
                                          =========   ========
Weighted Average Shares Outstanding         125,974    125,841
                                          =========   ========

See accompanying Notes.


                   ENSERCH EXPLORATION, Inc.
  CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                           Three Months Ended
                                                 March 31
                                           -------------------
                                             1997       1996
                                           --------   --------
                                              (In Thousands)
OPERATING ACTIVITIES
 Net income (loss)                       $(234,730)  $      84
 Write down of gas and oil properties      385,200
 Depreciation and amortization              26,951      32,825
 Deferred income tax expense (benefit)    (131,427)      1,751
 Other                                       2,859         871
 Changes in current operating assets
      and liabilities
  Accounts receivable                       29,021      (3,904)
  Other current assets                       9,593      (3,084)
  Accounts payable                         (17,617)     (2,349)
  Other current liabilities                  5,003         435
                                          ---------  ---------
Net cash flows from operating activities    74,853      26,629
                                          ---------  ---------

INVESTING ACTIVITIES
 Additions to property, plant
      and equipment                        (38,629)    (30,085)
 Proceeds from disposition of
      property, plant and equipment          2,187      13,604
 Other                                      (9,479)     (7,320)
                                          ---------   ---------
Net cash flows used in investing
     activities                            (45,921)    (23,801)
                                          ---------   ---------

FINANCING ACTIVITIES
Borrowings under bank revolving
     credit agreement                       20,000      55,000
Repayment of borrowings under bank
     revolving credit agreement            (55,000)    (20,000)
Borrowings under short term
     financing agreement                     7,000
 Change in temporary advances with
    affiliated companies                     6,051     (31,258)
Payments of capital lease obligations       (1,173)     (1,100)
 Decrease in advances under
    leasing arrangements                      (557)
 Issuance of common stock                        2          30
                                          ---------  ---------
  Net cash flows from (used in)
    financing activities                   (23,677)      2,672
                                          ---------  ---------
Net Increase in Cash                         5,255       5,500
Cash at Beginning of Period                  1,340       1,546
                                          ---------  ---------
Cash at End of Period                    $   6,595  $    7,046
                                          =========  =========

See accompanying Notes.

                               2


                   ENSERCH EXPLORATION, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                  (March 31, 1997 Unaudited)

                                          March 31 December 31
                                             1997      1996
                                          --------- ---------
                                              (In thousands)
ASSETS
Current Assets
 Cash                                    $    6,595 $    1,340
 Accounts receivable - trade                 41,683     61,654
 Accounts receivable - affiliated
    companies                                 7,499     16,549
 Temporary advances - affiliated
    companies                                 7,082     13,133
 Other                                        8,588     18,181
                                         ---------- ----------
    Total current assets                     71,447    110,857
                                         ---------- ----------

Property, Plant and Equipment (at cost)
 Gas and oil properties
    (full cost method)                    2,451,910  2,806,536
 Other                                       21,941     21,957
                                         ---------- ----------
    Total                                 2,473,851  2,828,493
 Less accumulated depreciation
    and amortization                      1,102,912  1,081,845
                                         ----------  ----------
    Net property, plant and equipment     1,370,939  1,746,648
                                         ----------  ----------
Other Assets                                 10,906     14,634
                                         ---------- ----------
    Total                                $1,453,292 $1,872,139
                                         ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable - trade                    58,633    $90,922
 Accounts payable - affiliated
    companies                                14,117      8,924
 Short term borrowings                        7,000
 Advances under leasing arrangements          4,900      5,457
 Current portion of capital
    lease obligations                         9,608      3,250
 Other                                       15,587     10,584
                                         ----------  ----------
    Total current liabilities               109,845    119,137
                                         ----------  ----------
Bank Revolving Credit Agreement              80,000    115,000
                                         ----------  ----------
Capital Lease Obligations                   234,204    241,735
                                         ----------  ----------
Deferred Income Taxes                       142,373    273,801
                                         ----------  ----------
Other Liabilities                            27,257     28,249
                                         ----------  ----------
Company-Obligated Mandatorily Redeemable
 Preferred Securities of Subsidiary         150,000    150,000
                                         ----------  ----------
Common Shareholders' Equity
 Common stock (200,000 shares authorized;
  126,178 and 126,044 shares
    outstanding)                            126,178    126,044
 Paid in capital                            821,681    820,808
 Accumulated deficit                       (236,458)    (1,728)
 Unamortized restricted stock
    compensation                             (1,788)      (677)
 Treasury stock                                           (230)
                                         ----------  ----------
    Common shareholders' equity             709,613    944,217
                                         ----------  ----------
    Total                                $1,453,292 $1,872,139
                                         ==========  ==========

See accompanying Notes.

                               3

                   ENSERCH EXPLORATION, INC.
            Notes to Condensed Financial Statements


1. Earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period, including common equivalent shares when dilutive.

2. At March 31, 1997, the unamortized capitalized costs of U.S. gas and oil properties exceeded the SEC-prescribed cost center ceiling by approximately $250 million. Accordingly, a write down of gas and oil properties of $250 million after-tax ($385 million pre-tax) was recorded in March 1997.

3. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made.

INDEPENDENT ACCOUNTANTS' REPORT


Enserch Exploration, Inc.:

      We have reviewed the accompanying condensed consolidated balance sheet of Enserch Exploration, Inc. and subsidiaries (the "Company") as of March 31, 1997, and the related condensed statements of consolidated operations and cash flows for the three months ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1996, and the related statements of consolidated operations, cash flows and owners' equity for the year then ended (not presented herein); and in our report dated February 10, 1997 (March 7, 1997 as to the third paragraph of Note 4), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Dallas, Texas
May 2, 1997

Item 2.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations


RESULTS OF OPERATIONS - Enserch Exploration, Inc. (EEX) had a first quarter 1997 net loss of $234.7 million ($1.86 per share), after a Securities and Exchange Commission (SEC)
prescribed   non-cash  write down of gas  and  oil  properties
under the full cost method of accounting of $250 million after-tax ($385 million pre-tax), compared with net income of $.1 million($.00 per share) for the first quarter of 1996. EEX sustained an operating loss of $355 million in 1997 compared with operating income of $5.7 million in 1996. Excluding the non-cash write down, first quarter net income was $16 million and operating income was $30 million, significantly improved from the prior year.

Results for 1996 include the impact of two significant non-recurring items. First, the Rocky Mountain area properties were sold in late 1996. Revenues, costs and expenses and sales volumes attributable to these properties in the first quarter of 1996 were:

   Revenues                       Millions     Sales Volumes
    Natural gas                    $5.4        3,340 MMcf
    Oil and condensate             $1.3        80 MBbls
    Natural gas liquids            $0.4        47 MBbls

  Costs and Expenses
    Production & operating         $1.4
    Depreciation &
       amortization                $4.3
    Taxes other than income        $0.6

Second, the Cooper Project equipment and facilities were refinanced and the associated operating sublease was capitalized in December 1996. The pro forma impact of this transaction on first quarter 1996 results of operations is a reduction of production and operating costs of $4.2 million, an increase in depreciation and amortization of $2 million and an increase in interest and other financing costs of $2.4 million.

The following comparisons of first quarter revenues and costs and expenses exclude the 1997 non-cash write down of gas and oil  properties  and the  income and expenses related  to  the
Rocky Mountain area properties sold in 1996. Costs and expenses for 1996 have also been adjusted to reflect the impact of the refinancing of the Cooper Project as if it had occurred on January 1, 1996.

Revenues for 1997 were $85 million, a $17 million (25%) increase from 1996, reflecting a $9.5 million (20%) increase in natural gas revenues, and a $7.4 million (38%) improvement in oil and other revenues. Improved revenues were the result of higher average natural gas and crude oil prices and higher crude oil production. The average natural gas sales price per thousand cubic feet (Mcf) was $2.85 in 1997 compared with $2.25 in 1996. Natural gas production for 1997 was 20.4 billion cubic feet (Bcf), down from 21.6 Bcf in 1996, primarily due to reduced output from a non-operated offshore property due to water encroachment. Higher oil revenues in 1997 reflect a 22% improvement in the average sales price and a 14% increase in sales volumes due primarily to the continued development of the Cooper Project. Overall, oil and gas production in the 1997 first quarter was reduced somewhat because the Cooper facility was shut-in for approximately two weeks to allow for maintenance and repair activities.

Operating  expenses  were down 10% in the first  quarter  1997 compared to 1996 with all categories showing declines. Production and operating costs were down slightly, reflecting lower production. General and administrative expenses for 1997 were $7.4 million, 10% less than 1996 due to cost reduction initiatives begun in late 1996. Taxes, other than income were $4.6 million, down 17% from 1996 primarily due to lower ad valorem tax accruals. Depreciation and amortization was $27 million in 1997, a 12% decline from 1996 due to a lower amortization rate. Assuming the 1997 write down of gas and oil properties occurred on January 1, 1996, pro forma depreciation and amortization for the first quarter 1996 would have been $27 million, the same as 1997.

Interest and other financing costs for 1997 were $5.9 million, a $2.2 million (27%) reduction from 1996, including the pro forma Cooper Project adjustment described above. Interest in 1996 included the impact from the debt incurred to finance the DALEN acquisition which was reduced by proceeds from property sales in late 1996.

HEDGING ACTIVITIES

A portion of the risk associated with fluctuations in the price of natural gas and oil is managed through the use of hedging techniques such as gas and oil swaps, collars and futures agreements. EEX fixed the price on first quarter 1997 production volumes of 16 Bcf of natural gas (78% of production) at an average price of $2.93 per Mcf and 385 MBbls of oil (34% of production) at an average price of $22.78 per Bbl. In total, gas and oil price hedging activities decreased first quarter 1997 and 1996 revenues by $.5 million and $5.7 million, respectively. At March 31, 1997, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through December 31, 1997, to exchange payments on 19 Bcf of natural gas and 1,650 MBbls of oil. At March 31, 1997, there were $3.8 million of net unrealized and unrecognized hedging gains based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading month. In addition, there were $1.4 million of realized gains on hedging activities which were deferred and will be applied as an increase in revenues in April 1997, the month of physical sale of production.

CAPITALIZED COSTS

The SEC-prescribed full cost accounting rules require registrants to calculate the cost center ceiling limitation at the end of each quarter using current prices and costs. Natural gas and oil prices used in the March 31, 1997 cost center ceiling calculation declined sharply from prices at the end of 1996. Natural gas decreased to $1.83 per Mcf (46%) and oil decreased to $18.11 per Bbl (22%). As a result of the significant decrease in prices required to be used in the cost center ceiling calculation at March 31, 1997, EEX's unamortized capitalized costs of U. S. oil and gas properties exceeded the cost center ceiling limitation by approximately $250 million. Accordingly, a non-cash write down of gas and oil properties of $250 million after-tax ($385 million pre-tax) was recorded in March 1997.

Management believes the low prices required to be used in the calculation are not representative of the prices EEX will receive for its production in the future. The non-cash write down of oil and gas properties will reduce future depreciation and amortization expense but will not impact future cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

EEX generated sufficient cash flows from operations to fund its capital requirements and reduce financings by $29 million. Net cash flows from operating activities were $75 million, an increase of $48 million over 1996. Investing activities required net cash flows of $46 million, an increase of $22 million compared with 1996 due to an increase in capital expenditures and a decrease in proceeds from disposition of properties.

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

Capital Structure

Debt and preferred securities of a subsidiary represented 40% of total capitalization of $1.2 billion at March 31, 1997, compared to 35% of total capitalization of $1.5 billion at December 31, 1996. The reduction in total capitalization and the corresponding increase in debt as a percentage of total capitalization was due primarily to the reduction in shareholders' equity from the first quarter 1997 non-cash write down of gas and oil properties, partially offset by earnings and reduced bank borrowings.

MERGER WITH LONE STAR ENERGY PLANT OPERATIONS, INC.

In April 1996, ENSERCH announced that it had entered into a merger agreement with Dallas-based Texas Utilities Company ("ENSERCH/TUC Merger"). Under the terms of the agreement, a new holding company will acquire the businesses of ENSERCH, excluding the businesses of EEX and Lone Star Energy Plant
Operations,   Inc.  ("LSEPO").   Immediately  prior   to   the
consummation of the ENSERCH/TUC Merger, and as a condition thereof, EEX will be merged into LSEPO ("EEX/LSEPO Merger"), LSEPO will change its name to "Enserch Exploration, Inc." ("New EEX"), shares of EEX will automatically be converted into shares of New EEX on a one-for-one basis in a tax-free transaction, and ENSERCH will distribute to its shareholders, on a pro rata basis, all of the shares of New EEX common stock
it   owns   ("Distribution").   The  mergers,  including   the
transactions contemplated by the mergers, were approved by the shareholders of EEX, ENSERCH and TUC, in separate meetings, on November 15, 1996. The ENSERCH/TUC merger is subject to certain conditions which include the approval by the Securities and Exchange Commission (SEC) and receipt by ENSERCH of a favorable tax ruling from the Internal Revenue Service (IRS) to the effect that its distribution of EEX stock is a tax-free transaction. ENSERCH received this IRS ruling in February 1997. ENSERCH has stated that it recently became aware of an inadvertent misstatement of fact it believes is immaterial in its filings with the IRS and has received opinion from outside counsel that it will still be able to rely on the ruling. ENSERCH and TUC have stated that while they do not believe the additional facts would change the IRS's ruling, the situation is being reviewed by the parties and further communication with the IRS may ensue. All other approvals have been received, except for approval by the SEC under the Public Utility Holding Company Act of 1935 where the approval process is proceeding.


                   ENSERCH EXPLORATION, INC.
             SUMMARY OF OPERATING DATA (UNAUDITED)


                                              Three Months
                                             Ended March 31
                                          --------------------
                                            1997         1996
                                          --------    --------
Operating Income (Loss)
    (in millions) (a)                     $ (355.3)     $   5.7
                                           ========     =======
Revenues (in millions)
 Natural gas                              $   58.2      $  54.1
 Oil and condensate                           25.1         19.4
 Natural gas liquids                           1.7          1.5
 Other                                          .1           .4
                                           --------     -------
   Total                                  $   85.1      $  75.4
                                           ========     =======
Sales Volumes
 Natural gas (MMcf)                         20,426       24,971
 Oil and condensate (MBbls)                  1,147        1,082
 Natural gas liquids (MBbls)                    96          166
   Total volumes (Mmcfe) (b)                27,884       32,459

Average Sales Price
 Natural gas (per Mcf)                       $2.85        $2.17
 Oil and condensate (per Bbl)                21.93        17.90
 Natural gas liquids (per Bbl)               17.85         9.30
   Total (per Mcfe) (b)                       3.05         2.31

Cost and Expenses (per Mcfe) (b)
 Production and operating (c)                 $.49         $.60
 Exploration                                   .10          .09
 Depreciation and amortization                 .97         1.01
 General, administrative and other             .26          .25
 Taxes, other than income                      .17          .19

Net Wells
 Drilled                                        16           18
 Productive                                     11           17

(a) 1997 includes a write down of gas and oil properties of $250 million after-tax ($385 million pre-tax).
(b) Oil and natural gas liquids are converted to Mcf equivalents (Mcfe) on the basis of one barrel equals 6.0 Mcfe.
(c)  Excludes related production, severance and ad valorem taxes.

                              10

                  PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

           EXHIBIT  (15) - Letter of Deloitte  &  Touche  LLP dated
                           May 14, 1997, regarding unaudited
                           interim financial statements

           EXHIBIT (27) -  Financial Data Schedule

       (b)  Report on Form 8-K

            Current Report on Form 8-K dated January 8, 1997/January 13, 1997. (News Releases dated January 8, 1997 and January 13, 1997:
            (1) Developments at the Cooper Project and (2) Appointment of Chairman, President and CEO.)

            Current Report on Form 8-K dated March 10, 1997. (News Release dated March 10, 1997: Developments in merger of ENSERCH and TUC.)

                          SIGNATURES


      Pursuant  to the requirements of the Securities  Exchange
Act  of 1934, the Registrant has duly caused this report to  be
signed  on  its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                 ENSERCH EXPLORATION, INC.
                                        (Registrant)






Dated May 14, 1997       By           /s/R. S. LANGDON
                           -----------------------------------------
                                      R. S. Langdon
                                      Executive Vice President,
                                      Finance and Administration,
                                      and Chief Financial Officer




Dated May 14, 1997       By          /s/R. E. SCHMITZ
                           -----------------------------------------
                                      R. E. Schmitz
                                      Vice President
                                      and Controller